Form 10-K
period 2012-12-31
ITC DELTACOM INC
filed 2013-02-20
CIK 1041954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
 _______________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
_______________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 15, 2013, 350 shares of common stock, $0.01 par value per share, were outstanding (all shares are issued to EarthLink, Inc.).

ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink. Subsequent to the acquisition, our integrated communication services were rebranded as EarthLink Business™ and our wholesale services were rebranded as EarthLink Carrier™, an EarthLink Business company.

Acquisition

On March 2, 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated voice-over-Internet-protocol ("VoIP") platform. The primary reason for the acquisition was to leverage STS Telecom’s expertise in managed hosted VoIP as part of our VoIP offerings.

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

We also provide mobile data and voice services using the network of nationwide wireless services provides. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select mobile devices from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices.

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

Other Services

Other services includes selling, installing and performing on-site maintenance of equipment, such as telephones and PBX’s, in all of the markets in which we offer integrated communications services. However, we decided to exit telecom systems sales early in 2013 in order to focus on our hosted VoIP platform for new voice customers.

Sales and Distribution

We market our retail services through direct, inside and independent sales channels. Our direct sales force is composed of sales personnel and technical consultants. We also maintain an inside sales force and lead generation tools like Search Engine Marketing (SEM) to drive demand. We supplement our direct and inside sales force with our independent channel partners, who leverage their business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications consultants to businesses. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

We market our wholesale services through a dedicated direct sales force. We generally enter into master service agreements with our wholesale services customers that have terms ranging from one to five years.

Customer Service and Retention

We believe that our broad communications portfolio and blend of access technologies for connectivity are key differentiators that can help us build long-term customer relationships. We believe that offering a bundled package of communications services to our customers increases retention rates and limits customer churn. Additionally, with our sales structure, we have more distinct sales and support roles that we believe will improve customer retention. We are also seeking to improve customer response times through internal training programs and integrated billing, support and sales systems. We reinforce our strategy through compensation programs that reward our sales and account management staff based on customer retention and revenue growth.

Network Infrastructure

We provide our integrated communications services primarily through a regional fiber optic network and switching and colocation facilities.

Fiber Optic Network. As of December 31, 2012, our advanced fiber optic network consisted of 16,551 route miles (12,606 miles owned or obtained through indefeasible rights to use and 3,945 miles marketed and managed) that extended from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. The network was built or acquired through direct construction and long-term dark fiber leases or indefeasible rights-of-use agreements.

Colocation Facilities - With co-located communications equipment within the central offices of ILECs and alternative access providers in various markets in the United States, we offer remote facilities-based local and long distance services in markets by using our switches in other locations as hosts. Using our fiber optic network and leased facilities to connect our remote equipment to our switches, colocation provides cost-efficient access to last mile facilities to connect to customers.

Switch Facilities - Our array of switch facilities send voice and data traffic domestically and internationally through balanced and cost-effective routing. Services are also offered on Metaswitch's MetaSphere MTAS (Multimedia Telephony Application Server) providing an innovative portfolio of hosted and managed business-class communications solutions such as nationwide hosted PBX and SIP trunking services. Metaswitch's voice portal capabilities are also integrated into customer portals, offering our clients easy access to a ubiquitous, cross-platform, unified messaging, call control and self-service interface enabling them to access directly and upgrade their entire communications experience.

Network backbone. Our network backbone enables us to offer high-quality wavelength, Ethernet, SONET, Internet access and virtual private networking services. The packet-switching portion of our network backbone is based upon Internet Protocol, which is a broadly deployed standards-based protocol that allows for the exchange of data between computer networks. The network infrastructure is built on our Wavelength Division Multiplexing, or WDM, platform and core routers.

Competition

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Communications Inc.; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.
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
Regulatory Environment

Our services are subject to varying degrees of federal, state and local regulation. Communications services are subject to particularly extensive regulation at both the Federal and state levels. Internet access services, which are not communications services, are subject to a lesser degree of regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business.

Overview

Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory licenses to provide communications services. The Federal Communications Commission (“FCC”) exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications or as otherwise required by federal law. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions, commonly referred to as public utility commissions (“PUCs”), generally retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. PUCs also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network. Our operations are also subject to various consumer, environmental, building, safety, health and other governmental laws and regulations.

The regulatory environment relating to our business continues to evolve. Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (“Communications Act”), are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of incumbent carrier networks under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

Federal Regulation

Several of our operating subsidiaries are classified as non-dominant telecommunications carriers by the FCC and, as a result, the prices, terms and conditions of our interstate and international communications services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for communications services must be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international communications services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. We have the operating authority required by the FCC to conduct our interstate and international communications business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

Local Competition. The Communications Act preempts state and local laws to the extent that they prevent competition in the provisioning of any telecommunications service. The Communications Act imposes a variety of duties on carriers providing local telephone services, including competitive carriers such as us, to promote competition in the provisioning of these services. These duties include requirements for local carriers to:

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

Incumbent carriers, which are telephone companies that held monopoly local telephone service franchises before the Telecommunications Act of 1996, or their successors in interest, are subject to additional duties. These duties include obligations of incumbent carriers to:

•	offer interconnection at any feasible point in their networks on a non-discriminatory basis;

•	offer colocation of competitors' equipment at their premises on a non-discriminatory basis;

•	make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements ("UNEs"), on non-discriminatory, cost-based terms; and

•	offer wholesale versions of their retail services for resale at discounted rates.

Collectively, these requirements recognize that local telephone service competition depends on cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse effect on our ability to provide competitive local telephone services.

FCC rules define the scope of the facilities that incumbent carriers must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops in all areas, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent carriers are not required to offer UNEs at TELRIC-based rates for fiber loops, DS1 and DS3 transmission facilities in relatively large wire centers or wire centers deemed to already be “competitive” based on FCC standards, optical speed transmission facilities or dark fiber. Further, incumbent companies are not required to provide local switching as a UNE, which means that we cannot rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates. In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at prices significantly higher than TELRIC.

Interconnection Agreements. Under the Communications Act, incumbent carriers are required to negotiate in good faith with competitive carriers such as us regarding terms for interconnection, colocation, reciprocal compensation for local traffic and access to UNEs. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier during the initial term of that agreement.

An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and for each service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in each respective state on a reasonable commercial basis. Many of our interconnection agreements provide either that a party is entitled to demand renegotiation of the entire agreement or particular provisions thereof based on intervening changes in law resulting from ongoing legal and regulatory activity, or as a result of an immediately effective change in law, in which case the agreement will be resolved pursuant to a dispute resolution process if the parties do not agree upon the impact of a change in law. The initial terms of many of our interconnection agreements with AT&T and Fairpoint have expired; however, each of our expired agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. New agreements could result in less favorable rates, terms and conditions than our prior agreements.

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

Internet Protocol-Enabled Services. The FCC has classified cable modem services offered by cable companies and broadband Internet services offered by ILECs as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC's policy has also been to classify narrowband Internet access services as “information services,” which are not subject to traditional telecommunications services regulation, such as licensing or pricing regulation. Nonetheless, the FCC has asserted “ancillary jurisdiction” to impose certain types of regulation on information services, as discussed further under “Network Management and Internet Neutrality”, below.

The current regulatory environment for VoIP services remains unclear, as the FCC has not decided whether VoIP is an “information service” or “telecommunications service”. The FCC has, however, issued a series of rulings addressing aspects of the regulatory treatment of interconnected VoIP service, so that VoIP services that interconnect with the PSTN are now subject to a number of regulatory requirements, including rules relating to Universal Service Fund (“USF”) contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911 and others. The FCC also ruled that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage's VoIP application, and others like it, are interstate services subject only to federal regulation. Reviewing courts have affirmed these FCC decisions. Broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. In addition, because the new rules regarding payment obligations for VoIP traffic are prospective only and do not address any intercarrier compensation payment obligations for VoIP traffic for any prior periods, we cannot predict how disputes regarding treatment of this traffic for prior periods will be resolved. The FCC also issued a Further Notice of Proposed Rulemaking which asks for further input on many of the issues involved, including IP to IP interconnection.  While the FCC states an “expectation that parties will negotiate in good faith” toward IP to IP interconnection agreements, questions are asked regarding under what legal framework these interconnection arrangements should proceed, which creates some potential uncertainty regarding whether these arrangements will be economic.

Intercarrier Compensation. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates historically have made up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing carriers' access rates. Under the FCC's November 2011 order, a uniform bill-and-keep framework for both intrastate and interstate access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules will be phased in over a multi-year transition. By July 2013, all local carriers' intrastate tariffed access charges must be no higher than their interstate access charges. Since, under existing FCC rules, competitive carriers' interstate access charges may not be greater than those of the incumbent carriers with which they compete, the net effect of these rules will be to limit competitive carriers' intrastate access charges to the incumbent carrier's level. From 2013 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep (that is, a rate level of zero) for all transport and termination charges. These new rules significantly alter the manner in which all carriers, including us, are compensated and pay for the origination and termination of telecommunications traffic. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. Several states, industry groups, and other telecommunications carriers filed petitions for review of the FCC order, which have been consolidated in the United States Court of Appeals for the Tenth Circuit. The outcome of these petitions is unpredictable.

Special Access. Special access is a service offered by incumbent carriers that provides for use of dedicated transmission facilities or private lines by wireline and wireless telecommunications carriers, Internet-based service providers and large enterprise end-users. We rely on the purchase of special access services for “last mile” access to many of our customers' locations. As a result, the price of special access services has a major effect on our ability to price our retail offerings to meet our gross margin expectations while remaining competitively priced in the retail market. Incremental increases in the prices of special access services will exert pressure on our gross margins. Since special access services are not subject to the unbundling requirements of the Communications Act, the prices for special access services have not been directly affected by the FCC's modification of network unbundling rules. To the extent, however, that the availability of UNE digital T1 lines may have served as a restraint on the prices charged for special access services, we could face increased prices for special access services given the limited alternative means of last mile access in some larger central offices resulting from application of the current unbundling rules.

In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in particular metropolitan areas depending on the level of competition present in an area. We purchase interstate special access services from incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In addition, the FCC has granted petitions by the incumbent carriers for forbearance from any regulation of some special access services, including packet-switched services such as Ethernet, and optical carrier services such as OC-3 and higher-capacity services. These services are not subject to any price regulations and are provided by incumbent carriers solely under contracts, which as noted above may contain minimum revenue commitments and other restrictive terms.

As a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints have now expired. AT&T and Verizon are free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are delivered over special access lines purchased from AT&T, a significant increase in the price for special access could substantially increase our cost of services.

The FCC currently is considering whether and how to reform its special access rules. In 2012, the FCC suspended consideration of new petitions for metropolitan area pricing flexibility by incumbent carriers, but this decision does not affect previously approved pricing flexibility. The FCC also announced a project to gather extensive data concerning the special access market to allow it to formulate new pricing rules, but this project is likely to take considerable time to complete. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access services offered by the incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access and as a vendor of access to other carriers or end-user customers.

Universal Service. The Communications Act and the FCC's rules provide for a federal USF, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all telecommunications providers, including us, a percentage of interstate revenues received from retail customers. Providers are permitted to pass through a specified percentage of their USF contribution assessment to their customers in a manner consistent with FCC billing regulations. The FCC is considering a number of proposed changes to the method of assessing these USF contributions, but we cannot predict when it may reach a decision or what types of changes may be adopted.

In December 2012, the FCC adopted an order clarifying its USF contribution rules that adversely affects companies like us that use special access services purchased from incumbent carriers to provide broadband Internet access to our customers. The FCC stated that in these cases, the incumbent carrier must pay a USF contribution on its special access revenues, which these carriers as a matter of course pass through to the special access customer. This in turn increases our cost of purchasing special access service and using it as an input in providing broadband Internet services. However, we must compete against broadband Internet access services provided by incumbent carriers and cable television companies, among others, which are not subject to USF contribution requirements and therefore do not incur this added cost. Several companies have petitioned for FCC reconsideration or judicial review of this decision, but we cannot predict whether these petitions will be successful or when they may be decided.

In November 2011, the FCC adopted extensive revisions to its high-cost support USF program, which largely subsidizes the provision of local telephone service by incumbent carriers in rural areas. Under the new program, it should be difficult for incumbent carriers to receive subsidies for services provided in competition with unsubsidized providers like us, although we cannot be certain that this will never occur. It is also possible, under certain conditions, for competitive providers like us to seek subsidies for constructing and operating broadband Internet access facilities in rural areas. However, we cannot predict whether provision of broadband services in such rural areas will be economically practicable, even with potential subsidies.

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC's rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or CPNI. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. CPNI rules include restrictions on telecommunications carriers and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

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

Network Management and Internet Neutrality. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet, stating that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices that, among other things, require public disclosure of network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. These rules have taken effect but are currently being challenged in court. It is not possible to determine what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative, regulatory or judicial decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

Forbearance. The Communications Act provides the FCC with the authority to not enforce, or “forbear” from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our business could be adversely affected. In December 2005, the FCC granted, in part, a petition for forbearance filed by CenturyLink (formerly Qwest) seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC's dominant carrier regulations require CenturyLink, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that we seek to purchase at commercially acceptable prices. Since being granted relief by the FCC, CenturyLink has substantially increased the prices for the network elements that we use to provide services in eight central offices in the Omaha metropolitan statistical area.

Since 2007, the FCC has denied a series of petitions by CenturyLink and Verizon seeking similar forbearance from dominant carrier regulation in particular metropolitan areas. Most recently, the FCC in a June 2010 denying a CenturyLink petition for relief in Phoenix set forth specific thresholds and analytical frameworks that must be met for grant of such petitions. That FCC decision was affirmed by a court of appeals. If the FCC grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which we operate, our ability to purchase wholesale network services from these carriers at cost-based prices that would allow us to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

Other Federal Regulation. In addition to the specific matters listed above, we are subject to a variety of other FCC filing, reporting, record-keeping and fee payment requirements. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the FCC's rules, regulations and policies. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations. Moreover, we are subject to additional federal regulation and compliance requirements from other government agencies such as the Federal Trade Commission, the Internal Revenue Service and the Securities and Exchange Commission.

State Regulation

We are subject to various state laws and regulations. Most state PUCs require providers such as us to obtain certificates of authority from the commission before offering communications services between points within the state. In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements and contribute to state USF, E911 and other funds, and pay other taxes, fees and surcharges where applicable. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier's failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. PUCs or third parties may raise issues with regard to our compliance with applicable laws or regulations.

We have authority to offer intrastate long distance services in 49 states, and have authority to offer local telephone services in 13 states. We provide local services, where authorized, by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, by using incumbent carriers' network elements and our own local switching facilities.

State PUCs have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services. State PUCs arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when requested by one of the parties. Under the Telecommunications Act, the decisions of state PUCs with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the scope of the authority of PUCs and the extent to which the commissions will adopt policies that promote local telephone service competition.

States also regulate in part the intrastate carrier access services of carriers such as us. As an interexchange carrier (“IXC”), we are required to pay intrastate access charges to local exchange carriers when they originate or terminate our intrastate long distance traffic. As a CLEC, we charge IXCs intrastate access charges for the origination and termination services we provide to them. Under the FCC's November 2011 order, state commissions will have oversight of the intrastate access charge transition process to ensure that carriers comply with the FCC's timing and required reductions. States will continue to review intrastate switched access tariffs, as well as interconnection agreements and associated reciprocal compensation rates to ensure compliance with the FCC's intercarrier compensation framework and transition. States will also have responsibility for determining the network “edge” for purposes of bill-and-keep. What these proceedings may entail or to what extent requirements arising from such proceedings will affect our operations is unclear.

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

Other Regulation

Internet Taxation. The Internet Tax Non-Discrimination Act, which is in effect through November 2014, places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states' taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

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

Employees

As of December 31, 2012, we had 1,202 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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
We operate in an industry characterized by changing technology, changes in customer needs and frequent new service and product introductions. Our success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards.
The development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly. We are currently investing capital to extend and enhance our core fiber IP network. We may be required to further invest, to replace outdated or incompatible equipment or to convert our existing network to a network using more advanced technology. If we are unable to successfully install or operate new network equipment or convert our network, or if the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we may not be able to compete effectively. In addition, new technologies may be protected by patents or other intellectual property laws, and, therefore, may be available only to our competitors.
Unfavorable general economic conditions could harm our business.

Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forgo purchases of our products and services. Many of our existing and target customers are small and medium-sized businesses. We believe these businesses are more likely to be affected by economic downturns than larger, more established businesses. Unfavorable general economic conditions could cause business customers to reduce technology spending. In addition, our business customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise adversely affect our business, financial position, results of operations and cash flows.

Unfavorable general economic conditions could also negatively impact third-party vendors we rely on for services and network equipment integral to our business. If these vendors encounter financial difficulties, their ability to supply services and network equipment to us may be curtailed. If such vendors were to fail, we may not be able to replace them without disruption to, or deterioration of, our service and we may incur higher costs associated with new vendors. If we were required to purchase another manufacturer's equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment. Any interruption in the services provided by our third-party vendors could adversely affect our business, financial position, results of operations and cash flows.
We face significant competition in the communications industry that could reduce our profitability.
The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers (“ILECs”), such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc.; competitive telecommunications companies (“CLECs”), such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Communications Inc.; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.
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
Competition could adversely impact us in several ways, including: (i) the loss of customers and resulting revenue; (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services; (iii) reduced traffic on our networks; (iv) the need to expend substantial time or money on new capital improvement projects; and (v) the need to lower prices or increase marketing expenses to remain competitive.
Decisions by legislative or regulatory authorities, including the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.
We rely in significant part on purchasing wholesale services, including special access services, and leasing network facilities from AT&T, CenturyLink and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers' offerings, which has had the impact of reducing these carriers' competition-related obligations. These FCC actions include removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, as well as the grant of broad pricing flexibility to incumbents for their special access services in many areas. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, and if the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our operating results and cash flows.

The incumbent carriers regularly attempt to further reduce their competition-related obligations to non-incumbent carriers like us. Most recently, in November 2012 AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate… the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. In addition, the FCC has established a task force to coordinate its efforts on IP interconnection. Likewise, certain states have taken steps to address IP interconnection. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing the local competition-related obligations of the incumbents or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows. In addition, the FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers. If the FCC adopts rules that do not protect our ability to purchase these services at reasonable prices on non-discriminatory terms as compared to our competitors, our business could be adversely affected.

If we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.
To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. We operate under interconnection agreements with AT&T, CenturyLink, Fairpoint Communications, Frontier Communications and Windstream. An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. Federal law requires these carriers to negotiate the terms of interconnection agreements with us in good faith, but if such negotiations are unsuccessful, we may be forced into an expensive arbitration proceeding before state PUCs, with an uncertain outcome. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange with companies other than ILECs (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services (in commercial agreements or by regulatory petition) also would harm our ability to provide local telephone services.
Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.
We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. In late 2011, the FCC adopted policy changes that over time are reducing carriers' access rates. These rules significantly alter the manner in which all carriers, including carriers that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic. These rules have generally reduced the rates that we pay for our access services. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and that permit profitable pricing of our long distance services.

We may experience reductions in switched access and reciprocal compensation revenue.
We may experience declines in revenues for switched access and reciprocal compensation as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. In late 2011, the FCC adopted policy changes that over time are reducing carriers' access rates. In July 2012, we modified our applicable state access tariffs and billing to implement the FCC's required reduction in intrastate access charges. These rules have resulted in a loss of revenues and an increase in our volume of carrier disputes, and we expect this to continue. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations.
We must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties to obtain and maintain rights-of-way and similar franchises and licenses needed to install, operate and maintain fiber optic cable and our other network elements. If any of these authorizations terminate or lapse, our operations could be adversely affected.

We have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations.
We generate wholesale revenue from the sale of transmission capacity to other telecommunications carriers and have substantial business relationships with several large telecommunications carriers for whom we provide services. Replacing this wholesale revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our wholesale revenues and results of operations could be adversely affected.

We obtain a majority of our network equipment and software from a limited number of third-party suppliers.
We obtain the majority of our network equipment and software from a limited number of third-party suppliers. We also rely on these suppliers for technical support and assistance. If any of these relationships is terminated or if the third-party suppliers were to otherwise fail to provide necessary equipment and software, our ability to efficiently maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired.

Work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers.

To offer voice and data services, we must interconnect our network with the networks of the incumbent carriers. We place a significant amount of reliance on these carriers to provide these connections soon after we place the order, so that we can complete the provisioning of services for our customers. Work stoppages experienced by AT&T or any other carrier on which we rely, whether due to labor disputes or other matters, could adversely affect our business through unanticipated delays in the delivery of services purchased to our customers and increased prices to source purchases through alternative vendors, and ultimately could result in cancellation of pending orders. Additionally, work stoppages could result in delays in scheduled or necessary maintenance events in response to trouble tickets or outages on our vendor's networks for existing customer services or for services that we purchase from them for our own needs. Any such disruption could have an adverse effect on our business, our results of operations and cash flows.

General Risks
If we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.
We are currently a party to various disputes, litigation or other legal proceedings arising from normal business activities, including regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Defending against disputes, litigation or other legal proceedings may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations.

We are also subject to the risks associated with the resolution of various third-party disputes, lawsuits, arbitrations and proceedings affecting our business. The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol, and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to our financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to us, the prices we will pay for those services and facilities and the regulatory treatment of new technologies and services.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.
From time to time third parties have alleged that we infringe on their intellectual property rights and we expect to continue to be subject to such claims. We may be unaware of filed patent applications and of issued patents that could be related to our products and services. Some of the largest communications providers, such as AT&T, Sprint Nextel and Verizon, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers. Certain of these claims are made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Defending against disputes, litigation or other legal proceedings, whether or not meritorious, may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations.

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
Our business depends on our ability to hire and retain key executive officers, senior management and other key personnel, many of whom have significant experience in our industry. There is substantial and continuous competition for highly skilled personnel. Acquisitions and workforce reductions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to the uncertainty and difficulty resulting from integration changes or a desire not to remain with us following a merger transaction or a restructuring.  Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies. Finally, the loss of any of our key executives could impair our ability to execute our business strategy or otherwise have a material adverse effect on us.
Our business depends on effective business support systems and processes.
Our business relies on our data, billing and other operational and financial reporting and control systems. To effectively manage our information technology infrastructure, we will need to continue to maintain our data, billing and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing systems, could result in an immediate, and possibly substantial, loss of revenues. Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include service or billing interruptions and the diversion of development resources.
Privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services.
Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. We strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies. However, any failure or perceived failure to comply with these laws, regulations or policies may result in proceedings or actions against us by government entities or others, which could have an adverse effect on our business.

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
Cyber security breaches could harm our business.
The services we offer involve the storage and transmission of customers' proprietary information and cyber security breaches expose us to a risk of unauthorized access to this information. We are regularly subject to cyber security attacks and are also subject to employee error or malfeasance or other disruptions, although no attack or other disruption has had material consequences to date. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be required to use significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. A material security breach could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our business may be adversely affected.

Interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results.
Our success depends on our ability to provide reliable service. Our network, network operations centers, central offices, corporate headquarters and those of our third party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. We have experienced interruptions in service in the past due to factors such as vulnerabilities in equipment, configuration, design and operating procedures. We also experience interruptions due to cable damage, theft of our equipment, power outages, inclement weather and service failures of our third-party service providers.  We may experience service interruptions or system failures in the future. We are investing significant capital to enhance, expand and increase the reliability of our network, but these capital expenditures may not achieve the results we expect. The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could adversely affect our business, financial position, results of operations and cash flows.
Government regulations could adversely affect our business or force us to change our business practices.
Our services are subject to varying degrees of federal, state and local regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business. Changes in regulations or in governing legislation, such as the Telecommunications Act of 1996, could have a significant effect on our business, particularly if the change impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers' networks or resell their services at reasonable prices, or lease elements of networks of the ILECs under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

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

Our business also is subject to a variety of other U.S. laws and regulations from various entities, including the Federal Trade Commission, the Environmental Protection Agency and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies, that could subject us to liabilities, claims or other remedies. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet and communications services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely affect our results of operations and cause our business to suffer.

Regulatory audits have in the past, and could in the future, result in increased costs.
We are subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on USF assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such potential liabilities which we consider reasonable. During the second quarter of 2012, we recorded an $8.3 million charge to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous Universal Service Fund assessments and payments. Calculation of payments due with respect to these matters can be complex and subject to differences in interpretation. As a result, these audits could result in liabilities in excess of such reserves which could adversely affect our results of operations.

Our business may suffer if third parties are unable to provide services or terminate their relationships with us.
Our business and financial results depend, in part, on the availability and quality of certain third-party service providers. We may have to increase the price we pay or find a new supplier, which could impact our customers' experience and increase churn. We are not currently equipped to provide the necessary range of service and support functions in the event that any of our service providers become unable or unwilling to offer these services to us. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows could suffer.
We may be required to recognize additional impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position.
As of December 31, 2012, we had approximately $194.7 million of goodwill and $94.2 million of other intangible assets. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, higher customer churn and slower growth rates in our industry. We have experienced impairment charges in the past. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes in economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.
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
We are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink's performance.

We are fundamentally affected by our relationship with EarthLink. As a wholly-owned subsidiary of EarthLink, we are managed by officers and employees of EarthLink and we are subject to a wide range of possible strategic decisions that EarthLink may make from time to time. Those strategic decisions could include the level and types of financing we provide to support the business of EarthLink and its subsidiaries, subject to the terms of the indenture governing our10.5% senior secured notes due 2016 (the “Notes”), and the level and types of transactional or other support made available to us by EarthLink. In addition, circumstances affecting EarthLink can significantly affect us. Significant changes in EarthLink's strategy or in its relationship with us or material adverse changes in the performance of EarthLink or its other subsidiaries could have a material adverse effect on us. The outstanding debt and other securities of ours are not obligations of EarthLink or other EarthLink subsidiaries.

As a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.

The arrangements and agreements between us and EarthLink may have different terms and provisions than would have been negotiated by independent, unrelated parties. Conflicts of interest could arise relating to the nature, quality and pricing of services or products provided by us to EarthLink or by EarthLink to us, any payment of dividends by us to EarthLink, any prepayment of the borrowings by us from EarthLink and general issues relating to maintaining or increasing our profitability. The terms of the indenture governing our Notes require that transactions we enter into with EarthLink and its other affiliates be conducted on an arm's length basis; however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties.

Risks Related to Our Liquidity and Financial Resources

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry.
As of December 31, 2012, we had $292.3 million outstanding principal amount of the Notes. Our substantial indebtedness may:

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

Our ability to make payments on our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.
We may require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all.
We may require substantial capital to maintain, upgrade and enhance our network facilities and operations, including fiber network expansion and investment in our nationwide data center footprint. We may require additional capital to support our business growth, including the need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. While we have historically funded capital expenditures from cash generated by operations, we may be required to raise additional capital.
We also may raise additional funds to refinance the Notes. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time we desire to obtain such funding. If we are unable to obtain additional capital when desired, we may not be able to pursue our growth strategy or refinance indebtedness and our business could suffer.
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness.
The agreements that govern the Notes impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions to stockholders;

•	purchase or redeem capital stock or subordinated indebtedness;

•	make investments;

•	create liens or use assets as security;

•	enter into agreements restricting such restricted subsidiaries' ability to pay dividends, make loans or transfer assets to us or other restricted subsidiaries;

•	engage in transactions with affiliates; and

•	consolidate or merge with or into other companies or transfer all or substantially all of our or their assets.

If we breach any of these covenants, a default could result under one or more of these agreements, which may require us to repay some or all of our indebtedness.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

We lease or own several facilities for corporate offices, sales offices, data centers, switch sites and other facilities across our nationwide service area. These leases have various expiration dates through 2024. We believe our facilities are suitable and adequate for our business operations.

Our main facilities for corporate offices include approximately 34,000 square feet in Anniston, Alabama under a lease that will expire in 2018 and 54,000 square feet in Huntsville, Alabama under a lease that will expire in 2016. We also lease multiple sales offices in locations throughout the United States. We own an administrative office in Arab, Alabama.

We own a data center facility in Anniston, Alabama. We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for switch sites in various cities throughout the southeastern United States. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern United States.

Item 3. Legal Proceedings.

The Company is party to various legal and regulatory proceedings and other disputes arising from normal business activities. The Company’s management believes that there are no disputes, litigation or other legal or regulatory proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s consolidated financial statements. However, the result of any current or future disputes, litigation or other legal or regulatory proceedings is inherently unpredictable and could result in liabilities that are higher than currently predicted.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our common stock is owned by EarthLink. As a result, there is no established public market for our common stock. Prior to EarthLink’s acquisition of us in December 2010, our common stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “ITCD.OB.”

The indenture governing our Notes contains covenants that limit our ability, and the ability of our restricted subsidiaries, to pay dividends on our capital stock.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Trends in our Business

Our financial results are impacted by several significant trends, which are described below.

Industry factors. We operate in the communications industry, which is characterized by intense competition, industry consolidation resulting in larger competitors, an evolving regulatory environment, changing technology and changes in customer needs.  We expect these trends to continue. In addition, merger and acquisition transactions and other factors have reduced the number of vendors from which we may purchase network elements that we leverage to operate our business.
Revenue declines. Our traditional voice services have been declining due to competitive pressures and changes in the industry, and we expect this trend to continue. Churn has been improving, but the rate of new customer bookings of legacy products have not kept up with expectations. In addition, revenues have been adversely impacted as a result of rules adopted by the FCC in late 2011 regarding intercarrier compensation. The rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates.  To counteract trends in our revenue, we are focused on building long-term customer relationships based a customizable communications portfolio using a blend of access technologies for connectivity and personalized customer service. However, we expect to continue to experience pressure on revenue.
Economic conditions. Many of our existing and target customers are small and medium-sized businesses. We believe these businesses are more likely to be affected by economic downturns than larger, more established businesses. We believe that the financial and economic pressures faced by our customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals. Additionally, our consumer access services are discretionary and dependent upon levels of consumer spending. Unfavorable economic conditions could cause customers to slow spending in the future, which could adversely affect our revenues and churn.
Results of Operations

On December 8, 2010, we were acquired by EarthLink. The accounting for the acquisition was “pushed-down” in our consolidated financial statements. Due to EarthLink's acquisition of us, the financial results have been presented separately for the “Predecessor Entity” period, January 1, 2010 through December 7, 2010, and for the “Successor Entity” period, December 8, 2010 through December 31, 2010. To allow comparison of our results, we combined these periods into a year period from January 1, 2010 through December 31, 2010. Our discussions below will refer to this combined period to compare to the prior period as we feel this provides a useful and more accurate comparison. However, due to adjustments to our assets and liabilities in connection with purchase accounting, results from the Successor Entity and Predecessor Entity combined may not be indicative of our future results. This combination is not a U.S. GAAP measure and it is only provided to allow the reader to more easily compare the results of the operations for the periods presented.

The following table sets forth statement of operations data for the combined year ended December 31, 2010 and the years ended December 31, 2011 and 2012 (in thousands):

	Predecessor Entity	Successor Entity		Successor Entity
	January 1,	December 8,	Combined
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2010	2011	2012
Revenues:
Retail services	$343,227	$21,307	$364,534	$364,066	$349,703
Wholesale services	58,003	4,267	62,270	71,955	76,474
Other services	13,616	1,029	14,645	13,693	14,167
Total revenues	414,846	26,603	441,449	449,714	440,344
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	197,567	13,845	211,412	219,400	225,793
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	138,544	9,389	147,933	138,765	136,154
Depreciation and amortization	52,339	4,885	57,224	71,659	70,912
Acquisition and integration-related costs	7,987	6,765	14,752	5,272	2,491
Total operating costs and expenses	396,437	34,884	431,321	435,096	435,350
Income (loss) from operations	18,409	(8,281)	10,128	14,618	4,994
Interest expense and other, net	(29,118)	(2,089)	(31,207)	(30,882)	(29,117)
Write-off of debt discount and issuance cost	(7,948)	—	(7,948)	—	—
Loss before income taxes	(18,657)	(10,370)	(29,027)	(16,264)	(24,123)
Income tax benefit (provision)	604	—	604	(734)	(183)
Net loss	$(18,053)	$(10,370)	$(28,423)	$(16,998)	$(24,306)

The following table sets forth certain operating data as of December 31, 2011 and 2012:

	December 31, 2011	December 31, 2012
Colocations (1)	299	299
Voice and data switches	21	21
Employees (2)	1,222	1,202
Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	374,643	367,105
Resale and UNE-P lines (5)	44,278	40,279
Total retail voice lines in service	418,921	407,384
Wholesale lines in service (6)	5,382	4,761
Total business lines in service (7)	424,303	412,145
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

Revenues

The following table presents revenues by groups of similar services for the combined year ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Retail services	$364,534	$364,066	$349,703	$(468)	—%	$(14,363)	(4)%
Wholesale services	62,270	71,955	76,474	9,685	16%	4,519	6%
Other services	14,645	13,693	14,167	(952)	(7)%	474	3%
Total revenues	$441,449	$449,714	$440,344	$8,265	2%	$(9,370)	(2)%

Retail services. The decrease in retail services revenues from the combined year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to declines in traditional local and long-distance voice revenues due to continued loss of retail voice lines in service. Retail voice revenues and voice lines in service have been decreasing due to competition in the industry and customers migrating to more advanced services. This was mostly offset by the inclusion of STS Telecom revenues. The results of operations of STS Telecom have been included since the acquisition date on March 2, 2011.

The decrease in retail services revenues from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily attributable to continued declines in local and long-distance voice service revenues. Also contributing to the decrease was a decrease in carrier access billing revenues due to new rules adopted by the FCC in November 2011 regarding intercarrier compensation. The new rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. We expect these trends to continue. The decreases in retail services revenues were partially offset by the inclusion of STS Telecom revenues for a full period in 2012 compared to a partial period in 2011.

Wholesale services. The increases in wholesale services revenues during the years ended December 31, 2011 and 2012 compared to the prior years were primarily due to increases in broadband capacity revenues and voice revenues. Partially offsetting the increases was a decrease in local interconnection revenues resulting from a decrease in local interconnection lines.

Other services.  The change in revenues from other services during the years ended December 31, 2011 and 2012 compared to the prior years resulted from changes in volumes of telephone systems sold. We decided to exit telecom systems sales early in 2013 to enable focus on our hosted VoIP platform for new voice customers, which will negatively impact future revenues from equipment services. We will continue to provide equipment maintenance to existing customers.

Cost of revenues

The following table presents cost of revenues for the combined year ended December 31, 2010 and the years ended ended December 31, 2011 and 2012:

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$211,412	$219,400	$225,793	$7,988	4%	$6,393	3%

Cost of revenues includes costs directly associated with providing services to our customers. Cost of revenues primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold to customers. We utilize other carriers to provide services where we do not have facilities. We utilize a number of different carriers to terminate our long distance calls outside the southeastern United States. The provision of local services over our network generally reduces the amounts we otherwise would be required to pay to other telephone companies to use their networks and facilities in order to provide local services related to the decline in revenues for these services.

The increase in cost of revenues from the combined year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to the inclusion of STS Telecom cost of revenues and an increase in wholesale services cost of revenues. These were partially offset by a decline in local voice services and interconnection services.

The increase in cost of revenues from the year ended December 31, 2011 to year ended December 31, 2012 was primarily due to an $8.3 million charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous Universal Service Fund assessments and payments; an increase in reserves for billing disputes with certain vendors; and the inclusion of STS Telecom cost of revenues for a full period in 2012 compared to a partial period in 2011. Partially offsetting these increases was a decline in local voice services.

Selling, general and administrative expense

The following table presents our selling, general and administrative expenses for the combined year ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$147,933	$138,765	$136,154	$(9,168)	(6)%	$(2,611)	(2)%

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

The decrease in selling, general and administrative expenses from the combined year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to a favorable tax settlement recognized during year ended December 31, 2011, which was recorded as a offset to selling, general and administrative expenses. Also contributing were decreases in facilities costs, professional fees, data processing, bad debt expense and other corporate overhead expenses due to a reduction in headcount during the year and synergies recognized from EarthLink's acquisition of us. Partially offsetting these decreases was the inclusion of STS Telecom's selling, general and administrative expenses and an increase in stock-based compensation expense.

The decrease in selling, general and administrative expenses from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily attributable to decreases in stock-based compensation, repairs and maintenance, bad debt expense and payment processing. Partially offsetting this was the inclusion of STS Telecom’s selling, general and administrative expenses for a full period in 2012 compared to a partial period in 2011 and the favorable tax settlement recognized during 2011.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the combined year ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Depreciation expense	$53,506	$45,229	$43,977	$(8,277)	(15)%	$(1,252)	(3)%
Amortization expense	3,718	26,430	26,935	22,712	611%	505	2%
Total	$57,224	$71,659	$70,912	$14,435	25%	$(747)	(1)%

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

The decrease in depreciation expense from the combined year ended December 31, 2010 to the year ended December 31, 2011 was due to property and equipment becoming fully depreciated over the past year and a reduction in property and equipment recorded at fair value in connection with EarthLink's acquisition of us, partially offset by an increase in depreciation expense resulting from property and equipment obtained in the acquisition of STS Telecom. The increase in amortization expense from the combined year ended December 31, 2010 to the year ended December 31, 2011 was due to amortization of identifiable intangible assets established in connection with EarthLink's acquisition of us and our acquisition of STS Telecom. In December 2010, we began amortizing the intangible assets arising from the EarthLink acquisition, and in March 2011 we began amortizing the STS intangible assets.

The decrease in depreciation expense from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily due to property and equipment becoming fully depreciated during the year. The increase in amortization expense from the year ended December 31, 2011 to the year ended December 31, 2012 was due to including a full period of amortization expense for the STS Telecom identifiable intangible assets in 2012 compared to a partial period in 2011.

Acquisition and integration-related costs

Acquisition and integration-related costs consist of costs related to acquisitions. Such costs include: 1) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 2) severance and retention costs; 3) costs to settle postcombination stock awards; 4) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 5) facility-related costs.

Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Consolidated Statements of Comprehensive Loss. Acquisition and integration-related costs consisted of the following for the periods presented (in thousands):

	Predecessor Entity	Successor Entity
	January 1,	December 8,
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2011	2012

Transaction-related costs	$7,987	$—	$111	$—
Severance and retention costs	—	4,699	3,561	938
Costs to settle postcombination stock awards	—	2,066	—	—
Integration-related costs	—	—	872	1,246
Facility-related costs	—	—	728	307
Total acquisition and integration-related costs	$7,987	$6,765	$5,272	$2,491

We incurred more acquisition and integration-related costs during the year ended December 31, 2010 as EarthLink's acquisition of us was transacted in December 2010 and such costs were pushed down. The decreases in acquisition and integration-related costs during the years ended December 31, 2011 and 2012 compared to the prior years were primarily due to a decline in severance and transaction-related costs costs. Partially offsetting the decrease was an increase in integration-related costs, as we incur costs to integrate operating support systems and networks.
Interest expense and other, net

The following table presents our interest expense and other, net, for the combined year ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		2011 vs 2010		2012 vs 2011
	2010	2011	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense and other, net	$(31,207)	$(30,882)	$(29,117)	$325	1%	$1,765	6%

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”) and capital leases; amortization of debt premium; interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, from the combined year ended December 31, 2010 to the year ended December 31, 2011 was primarily attributable to the amortization of the debt premium resulting from the increase in fair value of debt recorded in the Acquisition. As a result of EarthLink's acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes using the effective interest method. This was partially offset by having a full year of interest expense for the Notes in 2011.

The decrease in interest expense and other, net, from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily attributable to a the redemption of a portion of our outstanding Notes. In December 2012, we exercised our right to call for the redemption of 10% of the aggregate principal amount of our outstanding Notes. We redeemed $32.5 million aggregate principal amount of the Notes on December 6, 2012. The redemption price was equal to 103% of the principal amount thereof, plus accrued and unpaid interest, resulting in an $0.8 million gain on redemption of debt. After the redemption, $292.3 million aggregate principal amount of the Notes remained outstanding. Also contributing to the decrease was a $0.4 million decrease in loss on sale and disposal of fixed assets.

Write-off debt issuance cost and discount

The write-off of debt issuance cost and discount of $7.9 million during the combined year ended December 31, 2010 was a result of the issuance of the Notes in April 2010 and the retirement of our first and second lien facilities.

Income tax benefit (provision)

We recorded an income tax benefit of $0.6 million during the combined year ended December 31, 2010. We recorded an income tax provision of $0.7 million and $0.2 million during the years ended December 31, 2011 and 2012, respectively. We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.
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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the combined year ended December 31, 2010 and the years ended December 31, 2011 and 2012 (in thousands):

	Predecessor Entity	Successor Entity		Successor Entity
	January 1,	December 8,	Combined
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2010	2011	2012

Net cash provided by (used in) operating activities	$47,205	$(5,138)	$42,067	$37,159	$50,615
Net cash used in investing activities	(53,787)	(20,514)	(74,301)	(72,110)	(52,813)
Net cash (used in) provided by financing activities	(1,967)	10,000	8,033	26,296	(392)
Net decrease in cash and cash equivalents	$(8,549)	$(15,652)	$(24,201)	$(8,655)	$(2,590)

Operating activities

Net cash provided by operating activities decreased during the year ended December 31, 2011 compared to the combined year ended December 31, 2010 primarily due to an increase in cash used for prepaid assets and cash used for accounts payable, accrued and other liabilities.

Net cash provided by operating activities increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to an increase in accounts payable and accrued liabilities, primarily related to timing of certain payments to network providers. Also contributing to the increase was a reduction in operating expenses, a decrease in cash used for severance and other acquisition-related expenses and incremental cash generated by the operating activities of STS Telecom.

Investing activities

Net cash used in investing activities decreased during the year ended December 31, 2011 compared to the combined year ended December 31, 2010 primarily due to a $15.6 million decrease in capital expenditures and a $9.1 million decrease in cash used to settle postcombination stock awards. Partially offsetting this was $22.9 million of cash used for the acquisition of STS Telecom in 2011.

Net cash used in investing activities decreased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to $22.9 million of cash paid to acquire STS Telecom during the year ended December 31, 2011. No cash was used for acquisitions during the year ended December 31, 2012. Partially offsetting this was a $3.8 million increase in capital expenditures.

Financing activities

The change in net cash flows from financing activities during the year ended December 31, 2011 was primarily due to $30.0 million received from the issuance of stock to EarthLink during the year ended December 31, 2011, compared to $10.0 million received during the combined year ended December 31, 2010 . This funding was primarily provided for our acquisition of STS Telecom in March 2011. During the year ended December 31, 2011, we used $3.6 million for repayments of long-term debt and capital leases. Under the indenture for the Notes, following the consummation of EarthLink's acquisition of us, we were required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011. Also during the year ended December 31, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and made $0.4 million payments on capital leases assumed in the STS Telecom acquisition.

Net cash provided by (used in) financing activities decreased during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a decrease in repayment of debt and capital lease obligations. During the year ended December 31, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and repurchased approximately $0.2 million outstanding principal amount of the Notes. During the year ended December 31, 2012, we repaid $34.0 million of debt and capital lease obligations. Partially offsetting this change was an increase in EarthLink's investments in us, which was $33.5 million during the year ended December 31, 2012 used to fund the debt repayment, compared to $30.0 million during the year ended December 31, 2011 used to fund the STS Telecom acquisition.

Future Uses of Cash

Our primary future cash requirements will be for outstanding indebtedness, capital expenditures and general business working capital requirements.

Debt and interest. We expect to use cash related to our outstanding indebtedness, including payments for interest. In December 2012, we redeemed 10%, or $32.5 million aggregate principal amount, of our outstanding ITC^DeltaCom Notes at a redemption price of 103% pursuant to the terms of the related indenture, which was funded by EarthLink. However, we may use additional cash to redeem our Notes in accordance with the terms of the related indenture, to purchase them in the open market or to refinance with new debt.

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

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the combined year ended December 31, 2010 and the years ended December 31, 2011 and 2012, we generated $42.1 million, $37.2 million and $50.6 million in cash from operations, respectively.  As of December 31, 2012, we had $32.3 million in cash and cash equivalents.

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
Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2012:

		Payment Due by Period
	Total	2013	2014- 2015	2016- 2017	After 5 Years
	(in thousands)
Long-term debt (1)	$292,300	$—	$—	$292,300	$—
Interest payments on long-term debt (2)	130,448	30,694	61,387	38,367	—
Purchase commitments (3)	53,233	27,341	24,959	919	14
Operating leases (4)	42,165	12,117	15,514	8,632	5,902
Capital leases (5)	623	302	321	—	—
Total (6)	$518,769	$70,454	$102,181	$340,218	$5,916
__________________________________________

(1)
Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized premiums. As of December 31, 2012, we had $292.3 million of 10.5% senior secured notes due on April 1, 2016.

(2)	Interest payments on long-term debt includes interest due on outstanding debt through maturity.

(3)	Purchase commitments represent non-cancellable contractual obligations for services and equipment and minimum commitments under network access agreements with several carriers.

(4)	These amounts represent base rent payments under non-cancellable operating leases for facilities and equipment that expire in various years through 2020.

(5)	Represents remaining payments under capital leases, including interest.

(6)
The table does not include our reserve for uncertain tax positions, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty. We have $17.6 million of uncertain tax positions. Of this amount, $15.9 million would reduce prior net operating losses if assessed. The remaining $1.7 million has been reflected on the balance sheet as of December 31, 2012 and would impact the effective tax rate upon settlement. Of the total uncertain tax positions, none is expected to reverse within the next twelve months.

Debt Covenants

Under the indenture governing our Notes, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under the indenture governing our Notes as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Party Transactions

We have a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide us certain support services in exchange for management fees. In addition, we provide EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees are determined based on the costs to provide such services.  Net operating expenses recorded were $0.6 million and $1.5 million during the years ended December 31, 2011 and 2012, respectively.

Critical Accounting Policies and Estimates
Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Sales Credit Reserves
We make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. Experience indicates that the invoices that are provided to other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the customer relationships.

The determination of the general sales credit and customer dispute credit reserves contain uncertainties because they require management to make assumptions and apply judgment about the amount and timing of unknown billing errors and disputes.

We have not made any material changes in the accounting methodology we use to record sales credit reserves during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record sales credit reserves.

A 10% difference in our sales credit reserves as of December 31, 2012 would have affected net loss by approximately $0.4 million during the year ended December 31, 2012.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to us.
The determination of our allowance for doubtful accounts contains uncertainties because it requires management to make assumptions and apply judgment about future uncollectible accounts.
We have not made any material changes in the accounting methodology we use to record our allowance for doubtful accounts during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to record our allowance for doubtful accounts.

A 10% difference in our allowance for doubtful accounts as of December 31, 2012 would have affected net loss by approximately $0.2 million during the year ended December 31, 2012.

Cost of Revenues
We rely on other carriers to provide services where we do not have facilities, and we use a number of different carriers to terminate our long distance calls. These costs are expensed as incurred. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships.

We maintain reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available.
Our cost of revenues methodology contains uncertainties because it requires management to make assumptions and apply judgment regarding the amount of future billing dispute resolutions.
We have not made any material changes in the accounting methodology we use to estimate reserves for billing disputes during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use for these reserves.

Goodwill
We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year (October 1) or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, we may first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The first step of the impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If we determine that the carrying value of a reporting unit exceeds its estimated fair value, we perform a second step to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as utilized to recognize goodwill in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

We evaluate our reporting units on an annual basis and allocate goodwill to our reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.

Application of the goodwill impairment test requires judgment, including performing the qualitative assessment, the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.

We estimate the fair values of our reporting units using the income approach. This models uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value.

The assumptions with the most significant impact on the fair value of the reporting unit are those related to the discount rate, the terminal value, future operating cash flows and the growth rate.

This type of analysis contains uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years other than the adoption of the new guidance allowing the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test.

We did not record any impairment of goodwill during the years ended 2010, 2011 or 2012. As of December 31, 2012, we had approximately $194.7 million of goodwill. We elected to forgo the qualitative assessment on our goodwill for our fiscal 2012 impairment test. We determined we were one reporting unit for evaluating goodwill for the 2012 impairment test. Our fiscal 2012 impairment test indicated the estimated fair value of our reporting unit substantially exceeded the carrying value and therefore was not at risk of future impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.

There have been no significant events since the timing of our impairment test that would have triggered additional impairment testing.

Long-lived assets
We depreciate property and equipment and amortize intangible assets using a straight-line method over the estimated useful lives of the assets. Estimates of useful lives are based on the nature of the underlying assets as well as our experience with similar assets and intended use.

We perform tests of impairment for long-lived assets such as property and equipment and definite-lived intangible assets when certain events or changes in circumstances indicate that the carrying amount may not be recoverable.

Estimates of useful lives can differ from actual useful lives due to the inherent uncertainty in making these estimates.

Our impairment tests contain uncertainties because they require management to make assumptions and apply judgment to estimate future cash flows and asset fair values including, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties.

We have not made any material changes in the accounting methodology we use to account for long-lived assets during the past three years. We did not recognize any material impairment charges for our long-lived assets during the past three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to account for long-lived assets.

However, if other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

Business Combinations
We recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our consolidated statements of comprehensive loss.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances, reserves for billing disputes and revenue reserves. Examples of critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts and acquired developed technologies, the acquired company's brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio and discount rates.

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

Loss Contingencies
We are party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. We accrue for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, we accrue at the low end of the range. We review our accruals each reporting period.

The determination of our loss contingencies contain uncertainties because they require management to make assumptions and apply judgment about unknown resolution of matters. In addition, regulatory matters are subject to differing interpretations.

During the year ended December 31, 2012, we recorded an $8.3 million charge to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous Universal Service Fund assessments and payments, because the amount became probable and estimable during the period.
We have not made any material changes in the accounting methodology used to accrue for loss contingencies during the last three years.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (2) that unfavorable general economic conditions could harm our business; (3) that we face significant competition in the communications industry that could reduce our profitability; (4) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (5) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (6) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (7) that we may experience reductions in switched access and reciprocal compensation revenue; (8) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (9) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (10) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (11) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (12) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (13) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (14) that we may not be able to protect our intellectual property; (15) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (16) that our business depends on effective business support systems and processes; (17) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (18) that cyber security breaches could harm our business; (19) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (20) that government regulations could adversely affect our business or force us to change our business practices; (21) that regulatory audits have in the past, and could in the future, result in increased costs; (22) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (23) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (24) that we may have exposure to greater than anticipated tax liabilities; (25) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (26) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties; (27) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (28) that we will require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all; and (29) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness. These risks and uncertainties are described in greater detail in Item 1A of Part I, "Risk Factors."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk with respect to our 10.5% senior secured notes due 2016 (the “Notes”). The fair value of these notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. The Notes bear interest at a fixed rate of 10.5% per year until April 1, 2016. As of December 31, 2011 and 2012, the fair value of the Notes was approximately $320.6 million and $306.9 million million, respectively, based on quoted market prices.

Item 8.    Financial Statements And Supplementary Data.
ITC^DELTACOM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	34

Consolidated Balance Sheets as of December 31, 2011 and 2012	36

Consolidated Statements of Comprehensive Loss for the period January 1, 2010 through December 7, 2010 (Predecessor Period) and the period December 8, 2010 through December 31, 2010 and the years ended December 31, 2011 and 2012 (Successor Periods)	37

Consolidated Statements of Stockholder's Equity (Deficit) for the the period January 1, 2010 through December 7, 2010 (Predecessor Period) and the period December 8, 2010 through December 31, 2010 and the years ended December 31, 2011 and 2012 (Successor Periods)	38

Consolidated Statements of Cash Flows for the the period January 1, 2010 through December 7, 2010 (Predecessor Period) and the period December 8, 2010 through December 31, 2010 and the years ended December 31, 2011 and 2012 (Successor Periods)	39

Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholder of ITC^DeltaCom, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated statements of comprehensive loss, stockholder's equity (deficit), and cash flows for the period December 8, 2010 through December 31, 2010 (Successor period) and from January 1, 2010 through December 7, 2010 (Predecessor period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of ITC^DeltaCom, Inc.'s operations and its cash flows for the period December 8, 2010 through December 31, 2010 (Successor period) and from January 1, 2010 through December 7, 2010 (Predecessor period), in conformity with accounting principles generally accepted in the United States of America.

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
/s/ BDO USA, LLP
Atlanta, Georgia
March 1, 2011
except for Notes 3, 5 and 10 as to which date is May 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholder of ITC^DeltaCom, Inc.

We have audited the accompanying consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of comprehensive loss, stockholder's equity(deficit), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC^DeltaCom, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 20, 2013

ITC^DELTACOM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2011	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$34,930	$32,340
Restricted cash	1,781	1,013
Accounts receivable, net of allowance of $2,519 and $3,091 as of December 31, 2011 and 2012, respectively	43,851	42,652
Prepaid expenses	6,143	4,015
Receivable due from parent	913	4,714
Other current assets	5,034	4,921
Total current assets	92,652	89,655
Property and equipment, net	213,438	218,734
Goodwill	194,761	194,690
Other intangible assets, net	121,115	94,180
Other long-term assets	82	843
Total assets	$622,048	$598,102

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$4,731	$8,326
Accrued payroll and related expenses	9,362	8,289
Other accrued liabilities	35,324	45,242
Deferred revenue	25,410	17,635
Current portion of long term debt and capital lease obligations	419	259
Total current liabilities	75,246	79,751
Long-term debt and capital lease obligations	347,364	308,270
Other long-term liabilities	8,143	7,466
Total liabilities	430,753	395,487

Commitment and contingencies (See Note 12)

Stockholder's equity:
Common stock, 0.01 par value, 1,000 shares authorized, 250 and 350 shares issued and outstanding as of December 31, 2011 and 2012, respectively	—	—
Additional paid-in capital	218,663	254,289
Accumulated deficit	(27,368)	(51,674)
Total stockholder's equity	191,295	202,615
Total liabilities and stockholder's equity	$622,048	$598,102

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Predecessor Entity	Successor Entity
	January 1,	December 8,
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2011	2012
Revenues:
Retail services	$343,227	$21,307	$364,066	$349,703
Wholesale services	58,003	4,267	71,955	76,474
Other services	13,616	1,029	13,693	14,167
Total revenues	414,846	26,603	449,714	440,344
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	197,567	13,845	219,400	225,793
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	138,544	9,389	138,765	136,154
Depreciation and amortization	52,339	4,885	71,659	70,912
Acquisition and integration-related costs	7,987	6,765	5,272	2,491
Total operating costs and expenses	396,437	34,884	435,096	435,350
Income (loss) from operations	18,409	(8,281)	14,618	4,994
Interest expense and other, net	(29,118)	(2,089)	(30,882)	(29,117)
Write-off of debt discount and issuance cost	(7,948)	—	—	—
Loss before income taxes	(18,657)	(10,370)	(16,264)	(24,123)
Income tax benefit (provision)	604	—	(734)	(183)
Net loss	$(18,053)	$(10,370)	$(16,998)	$(24,306)

Comprehensive loss	$(18,053)	$(10,370)	$(16,998)	$(24,306)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
	Shares	Amount
Predecessor Entity
Balance as of December 31, 2009	81,674,270	$816	$728,700	$(746,240)	$(16,724)
Deferred compensation	—	—	1,898	—	1,898
Common stock units exercised	2,155,546	22	(22)	—	—
Stock withheld for payment of taxes	—	—	(2,128)	—	(2,128)
Net loss	—	—	—	(18,053)	(18,053)
Acquisition transactions	(83,829,816)	(838)	(728,448)	764,293	35,007
Balance as of December 7, 2010	—	—	—	—	—
Successor Entity
Push-down accounting adjustment related to valuation allowance	—	$—	$(85,295)	$—	$(85,295)
Acquisition transactions	100	—	251,489	—	251,489
Issuance of common stock	50	—	10,000	—	10,000
Net loss	—	—	—	(10,370)	(10,370)
Balance as of December 31, 2010	150	—	176,194	(10,370)	165,824
Push-down accounting adjustment related to valuation allowance	—	—	8,441	—	8,441
Issuance of common stock	100	—	30,000	—	30,000
Stock-based compensation	—	—	4,028	—	4,028
Net loss	—	—	—	(16,998)	(16,998)
Balance as of December 31, 2011	250	—	218,663	(27,368)	191,295
Push-down accounting adjustment related to valuation allowance	—	—	(71)	—	(71)
Issuance of common stock	100	—	33,475	—	33,475
Stock-based compensation	—	—	2,222	—	2,222
Net loss	—	—	—	(24,306)	(24,306)
Balance as of December 31, 2012	350	$—	$254,289	$(51,674)	$202,615

The accompanying notes are an integral part of these consolidated financial statements

ITC^DELTACOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Predecessor Entity	Successor Entity
	January 1,	December 8,
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2011	2012
Cash flows from operating activities:
Net loss	$(18,053)	$(10,370)	$(16,998)	$(24,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,339	4,885	71,659	70,912
Stock-based compensation	5,382	109	4,028	2,222
Provision for doubtful accounts	4,244	312	3,024	2,620
Amortization of debt discount, premium and issuance costs	2,521	(269)	(4,195)	(4,579)
Gain on repayment of debt	—	—	—	(808)
Write-off of debt discount and issuance costs	7,948	—	—	—
(Gain) loss on sale and disposal of fixed assets	(225)	(2)	774	416
Other operating activities	—	(53)	(828)	(826)
Increase in accounts receivable	(968)	(883)	(5,081)	(1,421)
(Increase) decrease in prepaid expenses and other assets	(8,897)	(1,034)	(13,315)	1,447
Increase (decrease) in accounts payable and accrued and other liabilities	3,125	227	(7,130)	4,682
(Decrease) increase in deferred revenue	(211)	1,940	5,221	256
Net cash provided by (used in) operating activities	47,205	(5,138)	37,159	50,615

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	(22,859)	—
Purchases of property and equipment	(54,913)	(10,517)	(49,811)	(53,581)
Proceeds received from sale of property and equipment	691	2	—	—
Payments to settle precombination stock awards	—	(9,062)	—	—
Proceeds from sales of short-term investments	1,706	—	—	—
Change in restricted cash	(551)	(937)	489	768
Other investing activities	(720)	—	71	—
Net cash used in investing activities	(53,787)	(20,514)	(72,110)	(52,813)

Cash flows from financing activities:
Proceeds from issuance of stock	—	10,000	30,000	33,475
Proceeds from issuance of long-term debt, net of issue costs	308,220	—	—	—
Repayment of long-term debt and capital lease obligations	(308,075)	—	(3,650)	(33,952)
Other financing activities	(2,112)	—	(54)	85
Net cash (used in) provided by financing activities	(1,967)	10,000	26,296	(392)

Net decrease in cash and cash equivalents	(8,549)	(15,652)	(8,655)	(2,590)
Cash and cash equivalents, beginning of period	67,786	59,237	43,585	34,930
Cash and cash equivalents, end of period	$59,237	$43,585	$34,930	$32,340

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Predecessor and Successor Accounting

As a result of the Acquisition, certain of ITC^DeltaCom's predecessor accounting policies were changed to conform to EarthLink's current accounting policies. These changes did not have a material impact on ITC^DeltaCom's consolidated financial statements. The accounting for the Acquisition was pushed-down to reflect the assets acquired and liabilities assumed at Acquisition date fair value. Accordingly, the Company's financial position and results of operations may not be comparable between the accompanying Successor and Predecessor periods.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company reclassified certain amounts within current liabilities and between current and other long-term liabilities as of December 31, 2011 to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; revenue reserves for billings to other carriers; expected results of disputed vendor charges for cost of services; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; stock-based compensation expense; unrecognized tax benefits; and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

Segment Disclosure

The Company operates in one segment.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Business Combinations

The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company's Consolidated Statements of Comprehensive Loss.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified as current in the Consolidated Balance Sheets according to the duration of the restriction and the purpose for which the restriction exists.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience and a specific customer's ability to meet its financial obligations to the Company. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances for doubtful accounts are recorded as a selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss.

The Company's allowance for doubtful accounts was $2.5 million and $3.1 million as of December 31, 2011 and 2012, respectively. The Company recorded bad debt expense of $4.2 millionfor the period January 1, 2010 through December 7, 2010, $0.3 million for the period December 8, 2010 through December 31, 2010 and $3.0 million and $2.6 million for the years ended December 31, 2011 and 2012, respectively. The Company's write-offs of uncollectible accounts were $4.2 million for the period January 1, 2010 through December 7, 2010, $36,000 for the period December 8, 2010 through December 31, 2010 and $0.8 million and $2.0 million for the years ended December 31, 2011 and 2012, respectively. During the period January 1, 2010 through December 7, 2010, the Company also wrote-off $3.7 million due to purchase accounting.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market value, using the first-in, first-out method. Inventories are included in other current assets in the Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment acquired in connection with business combinations are recorded at acquisition date fair value. The costs of additions, replacements and substantial improvements are capitalized, while the costs for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, the original cost and related accumulated depreciation are removed from the respective accounts, and any gains and losses are included in interest expense and other, net, in the Consolidated Statements of Comprehensive Loss. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses.

Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

appropriate, but not for a period in excess of the remaining lease term. The estimated useful lives of property and equipment are as follows:

Buildings	15–30 years
Communications and fiber optic network	10–20 years
Computer equipment and software	2–5 years
Office and other equipment	2–5 years
Customer acquisition costs	31–36 months
Leasehold improvements	Shorter of estimated useful life or lease term

The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs. The Company also capitalizes customer installation and acquisition costs to the extent they are recoverable. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders last mile facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting. Purchased intangible assets consist primarily of subscriber bases and customer relationships, acquired software and technology, trade names and other assets acquired in conjunction with the purchases of businesses and subscriber bases from other companies. When management determines material intangible assets are acquired in conjunction with the purchase of a company, the Company determines the fair values of the identifiable intangible assets by taking into account management's own analysis and an independent third party valuation specialist's appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

The Company does not amortize goodwill and intangible assets deemed to have indefinite lives. The Company tests its goodwill and indefinite-lived intangible assets annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might have an other than temporary impairment. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. Impairment testing of intangible assets deemed to have indefinite lives is performed by comparing the carrying value of the asset to the fair value. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized equal to the excess. The Company had no indefinite-lived intangible assets as of December 31, 2011 and 2012.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases

The Company categorizes leases at their inception as either operating or capital leases depending on certain criteria. Certain of the Company's operating lease agreements include scheduled rent escalations or rent holiday over the term of the lease. The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the Consolidated Balance Sheets. Incentives granted under certain leases are treated as a reduction of the Company's rent expense on a straight-line basis over the term of the related lease agreement. Leasehold improvements funded by the lessor under operating leases are recorded as leasehold improvements and deferred rent.

Asset Retirement Obligations

The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to retire upon termination of the associated lease agreement and the return of facilities to pre-lease condition. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset. The Company's asset retirement obligations were $2.1 million and $2.2 million as of December 31, 2011 and 2012, respectively, and are included in other long-term liabilities in the Consolidated Balance Sheets.

Revenue Recognition

General. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The Company's customers generally pay in advance for their services, and revenue is recognized ratably over the service period. Advance payments from customers for invoiced services that have not yet been performed are recorded as deferred revenue in the Consolidated Balance Sheets.

The Company provides a broad range of data, voice and equipment services to businesses and communications carriers. The Company presents its revenue in the following three categories: (1) retail services, which includes data, voice and mobile data and voice services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment. The Company's retail customers range from large enterprises with many locations, to small and medium-sized multi-site businesses, to business customers with one site. The Company's wholesale customers consist primarily of telecommunications carriers and network resellers. Revenues generally consist of monthly recurring fees; usage fees; installation fees; termination fees and equipment sales.

Multiple element arrangements. Revenues may be part of multiple element arrangements, such as equipment sold with data and voices services. For multiple element arrangements, the Company separates deliverables into units of accounting and recognizes revenue for each unit of accounting based on evidence of each unit's relative selling price to the total arrangement consideration, assuming all other revenue recognition criteria have been met. Each deliverable is considered a separate unit of accounting if the delivered item has stand-alone value to the customer. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: 1) the price the Company sells the same unit for when the Company sells it separately; 2) the price another vendor would sell a generally interchangeable item; or 3) the Company's best estimate of the stand-alone price.

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

Activation and installation. When the Company receives service activation and installation fee revenues in advance of the provision of services, the Company defers the service activation and installation fee revenues and amortizes them over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor. The costs associated with such activation and installation activities are deferred and recognized as operating expense over the same period to the extent they are recoverable based on future revenues.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales credit reserves. The Company makes estimates for potential future sales credits to be issued in respect of earned revenues, related to billing errors, service interruptions and customer disputes. These credits are recorded as a reduction in revenue. The Company analyzes historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating its credit reserve requirements. The Company reserves known billing errors and service interruptions as incurred. The Company reviews customer disputes and reserves against those we believe to be valid claims. The Company also estimates a sales credit reserve related to unknown billing errors and disputes based on historical credit activity.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company currently records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the Consolidated Statements of Comprehensive Loss.

Cost of Revenues

Cost of revenues includes costs directly associated with providing services to the Company's customers. Cost of revenues does not include depreciation and amortization expense. Cost of revenues primarily consists of the cost of connecting customers to the Company's networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside of its network. These costs are expensed as incurred.

Cost of revenues include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company's service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. Experience indicates that the invoices received from other telecommunications providers are often subject to significant billing disputes. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues affecting the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. The Company believes its reserves are adequate.

Selling, General and Administrative Expense

The Company's selling, general and administrative expenses consist of expenses related to sales and marketing, customer service, network operations, information technology, regulatory, billing and collections, corporate administration, and legal and accounting. Such costs include salaries and related employee costs (including stock-based compensation), outsourced labor, professional fees, property taxes, travel, insurance, rent, advertising and other administrative expenses.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Loss. Advertising expense was $1.6 million for the period January 1, 2010 through December 7, 2010, $34,000 for the period December 8, 2010 through December 31, 2010 and $1.9 million and $1.9 million for the years ended December 31, 2011 and 2012, respectively.

Stock-Based Compensation

Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted closing price of EarthLink's common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates. See Note 9, “Stock-Based Compensation.”

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to acquisitions. Such costs include: 1) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 2) severance and retention costs; 3) costs to settle postcombination stock awards; 4) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 5) facility-related costs. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Consolidated Statements of Comprehensive Loss.

Post-Employment Benefits

Post-employment benefits primarily consist of the Company's severance plans. When the Company has either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, the Company recognizes severance costs when they are both probable and reasonably estimable.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if it is more-likely-than-not that those assets will not be realized. The Company considers many factors when assessing the likelihood of future realization, including the Company's recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax benefit (provision) in the Consolidated Statements of Comprehensive Loss.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade receivables. The Company's cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Additionally, the Company maintains allowances for potential credit losses. No customer represented more than 10% of the Company's consolidated operating revenues for any of the three years in the periods ended December 31, 2012.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations.

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

In connection with the Acquisition, each ITC^DeltaCom stock option was cancelled in exchange for cash equal to the difference between the merger consideration and the exercise price, and certain ITC^DeltaCom restricted stock units were cancelled in exchange for cash equal to the merger consideration. Cash paid to settle stock-based awards attributable to precombination service was recorded as goodwill, and cash paid to settle stock-based awards attributable to postcombination service was recorded as operating expense in the postcombination consolidated statement of operations. Of the total amount paid, $9.1 million was attributable to precombination service and recorded as goodwill and $2.1 million was attributable to postcombination service and recorded as operating expense in the postcombination Consolidated Statement of Comprehensive Loss of ITC^DeltaCom.
Also in connection with the merger, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted attributable to precombination services was included in the total consideration transferred, while the fair value of restricted stock units assumed and converted attributable to postcombination services will be recorded as operating expenses in the postcombination statement of operations on a straight-line basis over the remaining service periods. The total fair value of restricted stock units assumed and converted was $5.3 million, of which $2.3 million was included in the total consideration transferred and $3.0 million is being recorded as operating expense in the Consolidated Statements of Comprehensive Loss on a straight-line basis over the remaining service periods.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Other assets includes a fair value of $39.7 million assigned to accounts receivable which had a gross contractual value of $43.4 million as of December 8, 2010. The $3.7 million difference represents the Company's best estimate of the contractual cash flows that would not be collected.

Goodwill arising from the Acquisition was attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and ITC^DeltaCom. The goodwill recognized is not deductible for income tax purposes. The reduction in additional paid-in capital resulted from a valuation allowance being reported in ITC^DeltaCom's financial statements, but not in the consolidated financial statements of EarthLink. See Note 10, “Income Taxes,” for more information.

The following table summarizes the components of intangible assets acquired in connection with the ITC^DeltaCom acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$117,600	5 – 6 years
Developed technology	9,900	6 years
Trade name	3,700	3 years
Total intangible assets	$131,200

Customer relationships represent the fair values of the underlying relationships and agreements with ITC^DeltaCom's customers.  Developed technology represents the fair values of ITC^DeltaCom's processes, patents and trade secrets related to the design and development of ITC^DeltaCom's internally used software and technology. The trade name represents the fair values of brand and name recognition associated with ITC^DeltaCom's services.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Saturn Telecommunication Services, Inc.

On March 2, 2011 the Company acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. The primary reason for the acquisition was for the Company to leverage STS Telecom’s expertise in managed hosted voice-over-Internet-protocol (“VoIP”) products as part of the Company’s VoIP offerings.

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

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to acquisitions. Such costs include: 1) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees; 2) severance and retention costs; 3) costs to settle postcombination stock awards; 4) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 5) facility-related costs. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Consolidated Statements of Comprehensive Loss. Acquisition and integration-related costs consisted of the following for the periods presented (in thousands):

	Predecessor Entity	Successor Entity
	January 1,	December 8,
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2011	2012

Transaction-related costs	$7,987	$—	$111	$—
Severance and retention costs	—	4,699	3,561	938
Costs to settle postcombination stock awards	—	2,066	—	—
Integration-related costs	—	—	872	1,246
Facility-related costs	—	—	728	307
Total acquisition and integration-related costs	$7,987	$6,765	$5,272	$2,491

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2012:

	As of December 31,
	2011	2012
	(in thousands)
Communications and fiber optic networks	$194,160	$250,206
Computer equipment and software	11,742	12,815
Office and other equipment	2,811	4,118
Land and buildings	25,051	25,042
Leasehold improvements	11,757	11,818
Work in progress	16,318	6,558
Property and equipment, gross	261,839	310,557
Less accumulated depreciation	(48,401)	(91,823)
Property and equipment, net	$213,438	$218,734

Depreciation expense on property and equipment, which includes depreciation expense associated with property under capital leases, was $50.2 million for the period January 1, 2010 through December 7, 2010, $3.3 million for the period December 8, 2010 through December 31, 2010 and $45.2 million and $44.0 million during the years ended December 31, 2011 and 2012, respectively.

5.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2012 were as follows (in thousands):

Balance as of December 31, 2011
Goodwill	$194,761
Accumulated impairment loss	—
194,761
Goodwill adjustments	(71)
Balance as of December 31, 2012
Goodwill	194,690
Accumulated impairment loss	—
$194,690

Goodwill adjustments during the year ended December 31, 2012 resulted from adjustments in the fair value of assets and liabilities assumed in the acquisition of STS Telecom that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date, which related to income and non-income based taxes.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Intangible Assets

The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2011 and 2012 were as follows:

	As of December 31, 2011			As of December 31, 2012
	Gross		Net	Gross		Net
	Carrying Value	Accumulated Amortization	Carrying Value	Carrying Value	Accumulated Amortization	Carrying Value
	(in thousands)
Customer relationships	$133,300	$(23,901)	$109,399	$133,300	$(46,881)	$86,419
Developed technology	11,600	(2,568)	9,032	11,600	(5,110)	6,490
Trade name	3,700	(1,316)	2,384	3,700	(2,549)	1,151
Other	450	(150)	300	450	(330)	120
	$149,050	$(27,935)	$121,115	$149,050	$(54,870)	$94,180

Definite-lived intangible assets are amortized over their estimated useful lives. The Company’s customer relationships are being amortized using the straight-line method to match the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. As of December 31, 2012, the weighted average amortization periods were 5.8 years for customer relationships, 5.3 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets.

Amortization expense for definite-lived intangible assets was $2.3 million for the period January 1, 2010 through December 7, 2010, $1.6 million for the period December 8, 2010 through December 31, 2010 and $26.4 million and $26.9 million during the years ended December 31, 2011 and 2012, respectively. Amortization of definite-lived intangible assets is included in depreciation and amortization in the Consolidated Statements of Comprehensive Loss.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $25.9 million, $24.6 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2013, 2014, 2015 and 2016 and 2017, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

Annual Impairment Test of Goodwill and Intangible Assets

Goodwill. The Company did not record any goodwill impairment charges during the period January 1, 2010 through December 7, 2010, during the period December 8, 2010 through December 31, 2010 and during the years ended December 31, 2011 and 2012. The annual impairment test during the fourth quarters of 2010, 2011 and 2012 indicated that the fair value of the Company's reporting units exceeded their carrying values. There have been no significant events since the timing of the Company's annual 2012 impairment test that would have triggered additional impairment testing.

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to forgo the qualitative assessment of goodwill for its fiscal 2012 impairment test. The Company identified one reporting unit for evaluating goodwill for its 2012 annual impairment test. This reporting unit constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis and allocates goodwill to its reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.

The Company estimated the fair values of its reporting unit based on the income. This model uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the fair value of the reporting unit was estimated based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, strategic plans, discount rates and the growth rate to calculate the terminal value

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Definite-lived intangible assets. The Company did not record any impairment charges for its definite-lived intangible assets during the years ended December 31, 2010, 2011 and 2012.

6.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2011 and 2012:

	As of December 31,
	2011	2012
	(in thousands)
Accrued taxes and regulatory	$8,124	$16,953
Accrued interest	8,626	7,737
Accrued network costs	3,419	8,084
Amounts due to customers	3,591	3,379
Other	11,564	9,089
Total other accrued liabilities	$35,324	$45,242

7.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and 2012:

	As of December 31,
	2011	2012
	(in thousands)
Senior secured notes due April 1, 2016	$324,800	$292,300
Unamortized premium on senior secured notes due April 1, 2016	22,056	15,694
Capital lease obligations	927	535
Carrying value of debt and capital lease obligations	347,783	308,529
Less current portion of long-term debt and capital lease obligations	(419)	(259)
Long-term debt and capital lease obligations	$347,364	$308,270

Senior Secured Notes due April 1, 2016

General.  In April 2010, ITC^DeltaCom issued $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “Notes”) at an offering price of 97.857% and received net proceeds of $308.5 million after transaction fees of $9.5 million. In July 2010, the Company exchanged the Notes for an identical series of Notes registered with the Securities and Exchange Commission.  As a result of purchase accounting in the Acquisition, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes using the effective interest method.

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

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In December 2012, the Company exercised its right to call for the redemption of 10% of the aggregate principal amount of its outstanding ITC^DeltaCom Notes. Using funding provided by EarthLink, the Company redeemed $32.5 million aggregate principal amount of the Notes on December 6, 2012. The redemption price was equal to 103% of the principal amount thereof, plus accrued and unpaid interest. The Company recorded a gain on redemption of $0.8 million, which is included in interest expense and other, net, in the Consolidated Statement of Comprehensive Loss. After the redemption, $292.3 million aggregate principal amount of the Notes remained outstanding.

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

Covenants. The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2012, the Company was in compliance with all of its covenants.

Fair value.  As of December 31, 2011 and 2012, the fair value of the Notes was approximately $320.6 million and $306.9 million, respectively, based on quoted market prices in active markets.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Issuance Costs
During 2010, the Company wrote off $7.9 million of debt issuance costs as a result of the retirement of its first and second lien facilities. In connection with the issuance of senior secured notes in April 2010, the Company recorded $10.0 million of debt issuance costs. However, in connection with the Acquisition, those assets were determined to have no fair value and were reduced to zero by purchase accounting. As a result, the Company no longer had an asset for debt issuance costs as of December 31, 2011 or 2012.

Capital Lease Obligations

The Company leases certain equipment that is accounted for as capital leases. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Consolidated Statements of Comprehensive Loss. Minimum lease payments under capital leases as of December 31, 2012 are as follows:

Year Ending December 31,	Capital Leases
(in thousands)
2013	$302
2014	315
2015	6
Total minimum lease payments	623
Less amounts representing interest	(88)
Total capital lease obligations	$535

8. Stockholder's Equity
In connection with the Acquisition, ITC^DeltaCom issued 100 shares of Common Stock, par value $0.01 per share, to EarthLink. In December 2010, ITC^DeltaCom issued 50 shares of Common Stock, par value $0.01 per share, to EarthLink for $10.0 million in cash pursuant to a stock subscription agreement. In March 2011, ITC^DeltaCom issued 100 shares of Common Stock, par value $0.01 per share, to EarthLink for $30.0 million in cash pursuant to a stock subscription agreement. In December 2012, ITC^DeltaCom issued an additional 100 shares of Common Stock, par value $0.01 per share, to EarthLink for $33.5 million in cash pursuant to a stock subscription agreement.

9. Stock-Based Compensation
Stock Incentive Plans
Until the Acquisition on December 8, 2010, the Company maintained two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan.
The Compensation Committee of ITC^DeltaCom's Board of Directors administered the stock-based employee compensation plans and approved the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan included stock options and restricted stock units. Stock options were granted with an exercise price equal to the market value of the stock covered by the option on the date of grant. Options generally vested two to four years. The fair value of restricted stock units awarded was calculated using the closing value of the common stock on the grant date and was being amortized over the restriction lapse periods of the awards.
Stock Options

All stock options with an exercise price less than the merger consideration of $3.00 per share were paid out at the Acquisition closing on December 8, 2010.

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Units

In connection with the Acquisition, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by the conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted relating to postcombination services of $3.0 million is being recognized as operating expense in the Consolidated Statement of Comprehensive Loss on a straight-line basis over the remaining service periods. As of December 31, 2012, 0.1 million of these restricted stock units were outstanding.

Subsequent to the Acquisition, EarthLink granted restricted stock units and stock options to ITC^DeltaCom employees under EarthLink's benefit plans. Compensation cost associated with restricted stock units granted under EarthLink's benefit plans is pushed down from EarthLink based on the employees providing services to ITC^DeltaCom.
Stock-Based Compensation Expense

The Company recognized stock-based compensation expense of $5.4 million for the period January 1, 2010 through December 7, 2010, $0.1 million for the period December 8, 2010 through December 31, 2010 and $4.0 million and $2.2 million during the years ended December 31, 2011 and 2012, respectively. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees. Stock-based compensation expense represents expense for restricted stock units that were assumed and converted in the Acquisition, and restricted stock units and stock options granted under EarthLink's benefit plans subsequent to the Acquisition.

10. Income Taxes

The following table presents the components of the income tax benefit (provision) for the periods presented (in thousands):

	Predecessor Entity	Successor Entity
	January 1,	December 8,
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2011	2012
Current
Federal	$189	$—	$—	$—
State	415	—	(734)	(183)
Total current	$604	$—	$(734)	$(183)

Deferred
Federal	55,681	(3,740)	(6,076)	8,691
State	(576)	(411)	(152)	323
Change in valuation allowance	(55,105)	4,151	6,228	(9,014)
Total deferred	—	—	—	—

Total	$604	$—	$(734)	$(183)

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

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The difference in valuation allowance in ITC^DeltaCom’s financial statements is recorded to stockholders’ equity. As a result, additional paid-in capital includes a reduction of $85.3 million related to a valuation allowance for acquired deferred tax assets from the Acquisition.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Predecessor Entity	Successor Entity
	January 1,	December 8,
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2011	2012

Federal income tax provision at statutory rate	(35)%	(35)%	(35)%	(35)%
State income taxes, net of federal benefit	(5)	(4)	3	1
Permanent differences	27	1	—	2
Change in deferred taxes and related valuation allowance	10	38	36	33
Effective income tax rate	(3)%	—%	4%	1%

Deferred tax assets and liabilities include the following as of December 31, 2011 and 2012:

	As of December 31,
	2011	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$131,524	$137,742
Accrued liabilities and reserves	4,101	3,689
Subscriber base and other intangible assets	13,001	8,861
Other	7,581	10,618
	156,207	160,910
Deferred tax liabilities:
Subscriber base and other intangible assets	(48,305)	(38,352)
Other	(14,127)	(19,685)
	(62,432)	(58,037)

Net deferred tax assets	93,775	102,873
Valuation allowance	(93,775)	(102,873)

Net deferred tax asset	$—	$—

As of December 31, 2012, the Company had gross net operating loss carryforwards of approximately $352.4 million for federal purposes and $619.8 million for state purposes. The federal loss carryforwards begin to expire in the year ending December 31, 2019 and the state NOLs began to expire in the year ending December 31, 2012. The Company has determined the amount of state NOLs which may expire in 2012 if not utilized to be insignificant. For financial reporting purposes, the Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total net change in the valuation allowance from December 31, 2011 to December 31, 2012 was $9.0 million. The most significant changes related

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to the generation of deferred tax assets for which the Company believes they are not more -likely-than-not to be realized in future periods.
The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity's ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

The Company has identified its federal tax return and its state tax returns in Alabama, Florida, Georgia and North Carolina as material tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all material jurisdictions.

     Gross uncertain tax positions of $17.6 million have been identified as of December 31, 2012. Of this amount, $15.9 million would reduce prior net operating losses if assessed. The remaining $1.7 million has been reflected on the balance sheet as of December 31, 2012 and would impact the effective tax rate upon settlement. There were no changes to the gross amount of unrecognized tax benefits during the year ended December 31, 2012. Of the total uncertain tax positions, none is expected to reverse within the next twelve months.

The Company's policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, the Company had $0.2 million of interest recorded.

11.  Related Party Transactions

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide ITC^DeltaCom certain support services in exchange for management fees. In addition, ITC^DeltaCom provides EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees were determined based on the costs to provide such services.  Net operating expenses recorded were $0.6 million and $1.5 million during the years ended December 31, 2011 and 2012, respectively.

As of December 31, 2011 and 2012, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.9 million and $4.7 million, respectively.

12. Commitments and Contingencies
Leases
The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Rent expense charged to operations was $20.3 million for the period January 1, 2010 through December 7, 2010, $1.4 million for the period December 8, 2010 through December 31, 2010 and $5.0 million and $4.6 million during the years ended December 31, 2011 and 2012, respectively.
Minimum lease commitments (including estimated operating expenses) under non-cancelable leases as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$12,117
2014	8,815
2015	6,699
2016	4,820
2017	3,812
Thereafter	5,902
Total minimum lease payments, including estimated operating expenses	42,165

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase commitments

The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers. The following table summarizes commitments under these agreements as of December 31, 2012 (in thousands):

Year Ending December 31,
2013	$27,341
2014	17,231
2015	7,728
2016	831
2017	88
Thereafter	14
Total	$53,233

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
The Company's management believes that there are no disputes, litigation or other legal proceedings, audits or disputes asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company's consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.
Regulatory audits. During the second quarter of 2012, the Company recorded an $8.3 million charge as cost of revenue to increase its reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous Universal Service Fund assessments and payments, because the amount became probable and estimable during the period.
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

ITC^DELTACOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
13.   Supplemental Disclosure of Cash Flow Information
The following table presents supplemental cash flow information for the period January 1, 2010 through December 7, 2010, the period December 8, 2010 through December 31, 2010 and the years ended December 31, 2011 and 2012 (in thousands):

	Predecessor Entity	Successor Entity
	January 1,	December 8,
	through	through	Year Ended	Year Ended
	December 7,	December 31,	December 31,	December 31,
	2010	2010	2011	2012

Cash paid for interest	$16,385	$261	$34,322	$34,928

14. Stimulus Grant
On March 2, 2010, the Company was awarded $9.4 million in federal stimulus funding under the American Recovery and Reinvestment Act through the Broadband Technology Opportunity program. The grant was for the purpose of funding a 544-mile fiber optic network expansion in Eastern Tennessee to provide middle mile broadband services to community anchor institutions and last mile service providers in speeds up to 10Gbps. The new network enables broadband access and allows local Internet providers to connect to the Company's network for intercity transport. In connection with the grant, the Company was required to provide matching funds of approximately $1.0 million in cash and $1.3 million of in-kind funds represented by dark fiber optics. The grant was subject to federal compliance regulations usually associated with federal grants as well as certain conditions that were unique to the grant. As of December 31, 2012, the Company had spent $8.5 million in cash on the expansion project which is carried in the Consolidated Balance Sheet in property and equipment, and had received $8.5 million in cash from federal funding under the program. During the year ended December 31, 2012, the project was completed and the amount received from federal funding under the program was reclassified from deferred revenue to a contra asset within property and equipment in the Consolidated Balance Sheet as of December 31, 2012 and will be depreciated over the life of the related assets.

15. Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2012. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(unaudited) (in thousands)
Revenues	$109,816	$113,779	$113,363	$112,756	$111,955	$111,588	$109,120	$107,681
Cost of revenues	54,378	55,546	54,020	55,456	54,540	63,275	55,737	52,241
Income (loss) from operations	2,243	1,644	6,654	4,077	6,197	(3,851)	(80)	2,728
Net loss	(5,598)	(6,239)	(1,294)	(3,867)	(1,442)	(11,350)	(7,651)	(3,863)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2012 covered by this Annual Report on Form 10-K that was not reported.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 14.    Principal Accounting Fees and Services.
The following table sets forth the aggregate fees billed by Ernst and Young LLP to us for services rendered for 2011 and 2012:

	Year Ended December 31,
	2011	2012

Audit fees	$600,000	$560,801
Audit-related fees	—	—
Other fees	—	—
Total fees	$600,000	$560,801
Audit services include services performed by Ernst and Young LLP to comply with generally accepted auditing standards related to the audit and review of our financial statements. The audit fees shown above for 2011 and 2012 were incurred principally for services rendered in connection with the audit of our consolidated financial statements and associated filings with the SEC.
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
1. Reports of Independent Registered Public Accounting Firms
2. Consolidated Balance Sheets as of December 31, 2011 and 2012
3. Consolidated Statements of Comprehensive Loss for the period January 1, 2010 to December 7, 2010 (Predecessor Period) and the period December 8, 2010 to December 31, 2010 and the years ended December 31, 2011 and 2012 (Successor Periods)
4. Consolidated Statements of Stockholder's Equity (Deficit) for the period January 1, 2010 to December 7, 2010 (Predecessor Period) and the period December 8, 2010 to December 31, 2010 and the years ended December 31, 2011 and 2012 (Successor Periods)
5. Consolidated Statements of Cash Flows for the period January 1, 2010 to December 7, 2010 (Predecessor Period) and the period December 8, 2010 to December 31, 2010 and the years ended December 31, 2011 and 2012 (Successor Periods)
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

10.1—
Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. (incorporated by reference to Exhibit 10.15 to the 1997 Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended - File No. 333-31361).

10.2—
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

10.3—
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

10.4—
First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. (incorporated by reference to Exhibit 10.16 to the 1997 Registration Statement on Form S-4).

10.5—
Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet (incorporated by reference to Exhibit 10.17 to the 1997 Registration Statement on Form S-4).

10.6+—
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

10.7—
Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. (incorporated by reference to Exhibit 10.18 to the 1997 Registration Statement on Form S-4).

10.8—
Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. (incorporated by reference to Exhibit 10.19 to the 1997 Registration Statement on Form S-4).

10.9+—
Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.10+—
IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997).

10.11—
First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. (incorporated by reference to Exhibit 10.12 to the 1999 Registration Statement on Form S-1 of BTI Telecom Corp. - File No. 333-83101).

10.12+—
Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. (incorporated by reference to Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003).

10.13—
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

24.1*—	Power of Attorney (see the Power of Attorney in the signature page hereto).
31.1*—	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*—	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_______________________________________________________________________________

* Filed herewith.
+ Confidential treatment has been requested with respect to portions of this exhibit.
** Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.
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

EARTHLINK, INC.

Date:	February 20, 2013	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman, Chief Executive Officer
and President (principal executive officer)

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

Date:	February 20, 2013	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman, Chief Executive Officer
and President (principal executive officer)

Date:	February 20, 2013	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)