Form 10-Q
period 2013-03-31
ITC DELTACOM INC
filed 2013-05-07
CIK 1041954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2013, 350 shares of common stock, $0.01 par value per share, were outstanding (all shares are issued to EarthLink, Inc.).
ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2013

Part I.

Item 1. Financial Statements

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,340	$35,622
Restricted cash	1,013	1,013
Accounts receivable, net of allowance of $3,091 and $3,090 as of December 31, 2012 and March 31, 2013, respectively	42,652	42,827
Prepaid expenses	4,015	4,860
Receivable due from parent	4,714	—
Other current assets	4,921	8,878
Total current assets	89,655	93,200
Property and equipment, net	218,734	223,589
Goodwill	194,690	194,690
Other intangible assets, net	94,180	87,669
Other long-term assets	843	1,032
Total assets	$598,102	$600,180
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$8,326	$5,627
Accrued payroll and related expenses	8,289	7,081
Other accrued liabilities	45,242	49,726
Deferred revenue	17,635	17,725
Payable due to parent	—	11,016
Current portion of long term debt and capital lease obligations	259	233
Total current liabilities	79,751	91,408
Long-term debt and capital lease obligations	308,270	307,134
Other long-term liabilities	7,466	6,669
Total liabilities	395,487	405,211

Stockholder's equity:
Common stock, 0.01 par value, 1,000 shares authorized, 350 shares issued and outstanding as of December 31, 2012 and March 31, 2013	—	—
Additional paid-in capital	254,289	255,612
Accumulated deficit	(51,674)	(60,643)
Total stockholder's equity	202,615	194,969
Total liabilities and stockholder's equity	$598,102	$600,180

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2013
Revenues:
Retail services	$89,615	$83,376
Wholesale services	19,015	18,367
Other services	3,325	3,443
Total revenues	111,955	105,186
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	54,540	49,963
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	33,615	35,780
Depreciation and amortization	17,329	17,924
Restructuring, acquisition and integration-related costs	274	3,615
Total operating costs and expenses	105,758	107,282
Income (loss) from operations	6,197	(2,096)
Interest expense and other, net	(7,515)	(6,859)
Loss before income taxes	(1,318)	(8,955)
Income tax provision	(124)	(14)
Net loss	$(1,442)	$(8,969)

Comprehensive loss	$(1,442)	$(8,969)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(1,442)	$(8,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,329	17,924
Stock-based compensation	599	997
Provision for doubtful accounts	641	668
Amortization of debt premium	(1,142)	(1,088)
Loss on sale and disposal of fixed assets	54	180
Other operating activities	(200)	(104)
Decrease (increase) in accounts receivable	3,784	(844)
Increase in prepaid expenses and other assets	(1,774)	(5,007)
Increase in accounts payable and accrued and other liabilities	6,712	19,532
Increase in deferred revenue	85	90
Net cash provided by operating activities	24,646	23,379

Cash flows from investing activities:
Purchases of property and equipment	(14,577)	(20,023)
Change in restricted cash	718	—
Other investing activities	1	—
Net cash used in investing activities	(13,858)	(20,023)

Cash flows from financing activities:
Repayment of long-term debt and capital lease obligations	(130)	(88)
Other financing activities	31	14
Net cash used in financing activities	(99)	(74)

Net increase in cash and cash equivalents	10,689	3,282
Cash and cash equivalents, beginning of period	34,930	32,340
Cash and cash equivalents, end of period	$45,619	$35,622

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of ITC^DeltaCom for the three months ended March 31, 2012 and 2013 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2012 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2013.

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

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

3.  Restructuring, Acquisition and Integration-Related Costs

Restructuring, acquisition and integration-related costs consist of costs related to restructuring, acquisition and integration-related activities. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 3) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss. Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31, 2012	March 31, 2013
	(in thousands)
Severance and retention costs	$263	$1,494
Integration-related costs	11	911
Facility-related costs	—	1,210
Total restructuring, acquisition and integration-related costs	$274	$3,615

4.  Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2013.

Other Intangible Assets

The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2012 and March 31, 2013 were as follows:

	As of December 31, 2012			As of March 31, 2013
	Gross		Net	Gross		Net
	Carrying Value	Accumulated Amortization	Carrying Value	Carrying Value	Accumulated Amortization	Carrying Value
	(in thousands)
Customer relationships	$133,300	$(46,881)	$86,419	$133,300	$(52,626)	$80,674
Developed technology	11,600	(5,110)	6,490	11,600	(5,523)	6,077
Trade name	3,700	(2,549)	1,151	3,700	(2,857)	843
Other	450	(330)	120	450	(375)	75
	$149,050	$(54,870)	$94,180	$149,050	$(61,381)	$87,669

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

As of March 31, 2013, the weighted average amortization periods were 5.8 years for customer relationships, 5.3 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Amortization expense for definite-lived intangible assets was $6.8 million and $6.5 million during the three months ended March 31, 2012 and 2013, respectively. Amortization of definite-lived intangible assets is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss.

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $19.4 million during the remaining nine months ending December 31, 2013 and $24.6 million, $24.3 million, $18.9 million, and $0.4 million during the years ending December 31, 2014, 2015, 2016 and 2017, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

5.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2012 and March 31, 2013:

	December 31, 2012	March 31, 2013
	(in thousands)
Accrued taxes and regulatory	$16,953	$16,927
Accrued interest	7,737	15,428
Accrued network costs	8,084	4,973
Amounts due to customers	3,379	3,518
Other	9,089	8,880
Total other accrued liabilities	$45,242	$49,726

6.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of December 31, 2012 and March 31, 2013:

	December 31, 2012	March 31, 2013
	(in thousands)
Senior secured notes due April 1, 2016	$292,300	$292,300
Unamortized premium on senior secured notes due April 1, 2016	15,694	14,605
Capital lease obligations	535	462
Carrying value of debt and capital lease obligations	308,529	307,367
Less current portion of long-term debt and capital lease obligations	(259)	(233)
Long-term debt and capital lease obligations	$308,270	$307,134

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

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

In December 2012, the Company exercised its right to call for the redemption of 10% of the aggregate principal amount of its outstanding ITC^DeltaCom Notes. Using funding provided by EarthLink, the Company redeemed $32.5 million aggregate principal amount of the Notes on December 6, 2012. The redemption price was equal to 103% of the principal amount thereof, plus accrued and unpaid interest. The Company recorded a gain on redemption of $0.8 million. After the redemption, $292.3 million aggregate principal amount of the Notes remained outstanding.

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

Covenants. The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of March 31, 2013, the Company was in compliance with all of its covenants.

Fair value.  As of December 31, 2012 and March 31, 2013, the fair value of the ITC^DeltaCom Notes was approximately $306.9 million based on quoted market prices in active markets.

Capital Leases

The Company leases certain equipment that is accounted for as capital leases. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Loss.

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

7. Income Taxes

The major components of the income tax provision during the three months ended March 31, 2012 and 2013 are as follows:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Current provision	$(124)	$(14)

Deferred benefit	487	3,490
Change in valuation allowance	(487)	(3,490)
Deferred benefit	—	—

Total	$(124)	$(14)

The Company’s income tax provision is prepared on a stand-alone basis, including the determination of the need for a valuation allowance.  For federal income tax purposes, the Company files a consolidated income tax return with EarthLink, its parent company.  For state income tax purposes, the Company files on a combined or consolidated basis where required or allowable by law.

For the three months ended March 31, 2013, the Company generated taxable losses for both federal and state income tax purposes. Because the Company reports a full valuation allowance in the separate financial statements of ITC^DeltaCom, the tax benefit of the taxable loss is not recorded. As a result, the Company solely recorded an income tax provision related to prior year state tax items, which represents an effective rate of (.156)%.

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

Gross uncertain tax positions of $17.6 million have been identified as of December 31, 2012. Of this amount, $15.9 million would reduce prior net operating losses if assessed. The remaining $1.7 million has been reflected on the balance sheet as of December 31, 2012 and would impact the effective tax rate upon settlement. There were no changes to the amount of unrecognized tax benefits during the three months ended March 31, 2013.

Of the total uncertain tax positions, none is expected to reverse within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and March 31, 2013, the Company had $0.2 million of interest accrued.

8. Commitments and Contingencies

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

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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
Regulatory audits. The Company is subject to regulatory audits in the ordinary course of business with respect to various matters, including audits by the Universal Service Administrative Company on Universal Service Fund assessments and payments. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if the Company's positions are not accepted by the auditing entity. The Company's financial statements contain reserves for certain of such potential liabilities.
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

Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
	2012	2013
	(in thousands)
Revenues:
Retail services	$89,615	$83,376
Wholesale services	19,015	18,367
Other services	3,325	3,443
Total revenues	111,955	105,186
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	54,540	49,963
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	33,615	35,780
Depreciation and amortization	17,329	17,924
Restructuring, acquisition and integration-related costs	274	3,615
Total operating costs and expenses	105,758	107,282
Income (loss) from operations	6,197	(2,096)
Interest expense and other, net	(7,515)	(6,859)
Loss before income taxes	(1,318)	(8,955)
Income tax provision	(124)	(14)
Net loss	$(1,442)	$(8,969)

The following table sets forth certain operating data as of March 31, 2012 and 2013:

	March 31, 2012	March 31, 2013
Colocations (1)	299	373
Voice and data switches	21	24
Employees (2)	1,146	1,106
Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	372,170	366,503
Resale and UNE-P lines (5)	43,066	39,039
Total retail voice lines in service	415,236	405,542
Wholesale lines in service (6)	5,359	4,784
Total business lines in service (7)	420,595	410,326
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

Revenues

The following table presents revenues by groups of similar services for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Retail services	$89,615	$83,376	$(6,239)	(7)%
Wholesale services	19,015	18,367	(648)	(3)%
Other services	3,325	3,443	118	4%
Total revenues	$111,955	$105,186	$(6,769)	(6)%

Retail services. The decrease in retail services revenues during the three months ended March 31, 2013 compared to the prior year period was primarily attributable to a decrease in local and long-distance voice service revenues due to competition in the industry. Retail voice revenues and voice lines in service have been decreasing due to competition in the industry and customers migrating to more advanced services. We expect this trend to continue. Also contributing to the decrease was a decrease in carrier access billing revenues due to rules adopted by the FCC in November 2011 regarding intercarrier compensation. The new rules included the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates.

Wholesale services. The decrease in wholesale services revenues during the three months ended March 31, 2013 compared to the prior year period was primarily attributable to a decrease in wholesale lines in service.

Other services.  The change in revenues from other services during the three months ended March 31, 2013 compared to the prior year period resulted from a change in volumes of telephone systems sold.

Cost of revenues

The following table presents cost of revenues for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Cost of revenues	$54,540	$49,963	$(4,577)	(8)%

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

The decrease in cost of revenues during the three months ended March 31, 2013 compared to the prior year period was primarily due to a decline in local voice services and interconnection services. Also contributing was a favorable adjustment resulting from the renegotiation of an indefeasible rights to use agreement.

Selling, general and administrative expense

The following table presents our selling, general and administrative expenses for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$33,615	$35,780	$2,165	6%

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

The increase in selling, general and administrative expense during the three months ended March 31, 2013 compared to the prior year period was primarily attributable to an increase in people-related costs, stock-based compensation expense and regulatory fees and assessments.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$10,550	$11,413	$863	8%
Amortization expense	6,779	6,511	(268)	(4)%
Total	$17,329	$17,924	$595	3%

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

The increase in depreciation expense during the three months ended March 31, 2013 compared to the prior year period was primarily attributable to an increase in capital expenditures during the period. The decrease in amortization expense during the three months ended March 31, 2013 compared to the prior year period was due to assets becoming fully amortized over the past year.

Restructuring, acquisition and integration-related costs

Restructuring, acquisition and integration-related costs consist of costs related to restructuring, acquisition and integration-related activities. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 3) facility-related costs, such as lease termination and asset impairments. Restructuring, acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring, acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss. Restructuring, acquisition and integration-related costs consisted of the following during the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Severance and retention costs	$263	$1,494	$1,231	468%
Integration-related costs	11	911	900	*
Facility-related costs	—	1,210	1,210	*
Total restructuring, acquisition and integration-related costs	$274	$3,615	$3,341	*
 _________________

* Denotes the percentage is not meaningful.

The increase in acquisition and integration-related costs compared to the prior year period was primarily due to an increase in integration-related costs such as severance costs incurred to eliminate duplicate positions and gain synergies, costs to exit duplicate facilities, and costs to integrate operating support systems and networks. During the first quarter of 2013, we restructured our sales organization in order to better meet the needs of the IT services market, which resulted in a reduction in our sales workforce and some office closings. We also decided to exit telecom systems sales early in 2013 to enable focus on our hosted VoIP platform for new voice customers, which resulted in a small number of position eliminations.
Interest expense and other, net

The following table presents our interest expense and other, net, for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,		Change
	2012	2013	Dollars	Percent
	(dollars in thousands)
Interest expense and other, net	$(7,515)	$(6,859)	$656	(9)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”) and capital leases; amortization of debt premium; interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, during the three months ended March 31, 2013 compared to the prior year period was primarily attributable to the redemption of $32.5 million aggregate principal amount of our Notes on December 6, 2012.

Income Tax Provision

During the three months ended March 31, 2013, we generated taxable losses for both federal and state income tax purposes. As a result, we solely recorded an income tax provision related to prior year state tax items. We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable on a stand-alone basis.
We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2012 and 2013:

	Three Months Ended		Change
	March 31, 2012	March 31, 2013	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$24,646	$23,379	$(1,267)	(5)%
Net cash used in investing activities	(13,858)	(20,023)	(6,165)	44%
Net cash used in financing activities	(99)	(74)	25	(25)%
Net increase in cash and cash equivalents	$10,689	$3,282	$(7,407)	(69)%

Operating activities

Net cash provided by operating activities decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the overall decrease in revenue as well as a decrease in working capital related to timing of accounts receivable, prepaid expenses and other assets and accounts payable.

Investing activities

Cash used in investing activities increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $5.4 million increase in purchases of property and equipment as we expand our fiber network and upgrade our network and technology infrastructure.

Financing activities

Cash used in financing activities decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a slight decrease in cash used for repayments of long-term debt and capital lease obligations.

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

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, costs required to integrate our acquisitions, the outcome of various telecommunications-related disputes and proceedings, the pricing of our services, and the level of resources used for our sales and marketing activities, among others.

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the three months ended March 31, 2012 and 2013, we generated $24.6 million and $23.4 million in cash from operations, respectively.  As of March 31, 2013, we had $35.6 million in cash and cash equivalents.

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

Debt Covenants

Under the indenture governing our Notes, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under the indenture governing our Notes as of March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (2) that unfavorable general economic conditions could harm our business; (3) that we face significant competition in the communications industry that could reduce our profitability; (4) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (5) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (6) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (7) that we may experience reductions in switched access and reciprocal compensation revenue; (8) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (9) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations; (10) that we obtain a majority of our network equipment and software from a limited number of third-party suppliers; (11) that work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers; (12) that if we, or other industry participants, are unable to successfully defend against disputes or legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (13) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (14) that we may not be able to protect our intellectual property; (15) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (16) that our business depends on effective business support systems and processes; (17) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (18) that cyber security breaches could harm our business; (19) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (20) that government regulations could adversely affect our business or force us to change our business practices; (21) that regulatory audits have in the past, and could in the future, result in increased costs; (22) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (23) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (24) that we may have exposure to greater than anticipated tax liabilities; (25) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (26) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties; (27) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (28) that we will require substantial capital to support business growth or refinance existing indebtedness, and this capital may not be available to us on acceptable terms, or at all; and (29) that our debt agreements include restrictive covenants, and failure to comply with these covenants could trigger acceleration of payment of outstanding indebtedness. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates from the risk factors disclosed in ITC^DeltaCom’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITC^DELTACOM, INC.

Date:	May 7, 2013	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman, Chief Executive Officer
and President (principal executive officer)

Date:	May 7, 2013	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)